Form 10-K
period 2012-12-31
Cordia Bancorp Inc
filed 2013-04-01
CIK 1466292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

 Commission file number: 001-35852

Cordia Bancorp Inc.

(Exact name of registrant as specified in its charter)

Virginia	26-4700031
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11730 Hull Street Road, Midlothian, Virginia	23112
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (804) 763-1333

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Stock Market, LLC

Securities registered under Section 12(g) of the Act: None

Indicate by check mark if the issuer is a well-known seasoned issuer, as defined by rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Indicate by check mark if the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐.    No ☒.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐.    No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The registrant’s common stock was not publicly traded as of the last business day of the registrant’s most recently completed second fiscal quarter.

The number of shares of common stock outstanding as of March 15, 2013 was 2,077,605.

Documents Incorporated by Reference

None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends” and similar words or phrases. Accordingly, these statements are only predictions and involve estimates, known and unknown risks, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of several factors more fully described under the caption “Risk Factors” and elsewhere in this report.

Any or all of the forward-looking statements in this report may turn out to be inaccurate. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our respective financial condition, results of operations, business strategy and financial needs. There are important factors that could cause actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements including, but not limited to, statements regarding:

•	changes in general economic and financial market conditions;

•	changes in the regulatory environment;

•	economic conditions generally and in the financial services industry;

•	changes in the economy affecting real estate values;

•	our ability to achieve loan and deposit growth;

•	the completion of future acquisitions or business combinations and our ability to integrate the acquired business into our business model;

•	projected population and income growth in our targeted market areas; and

•	volatility and direction of market interest rates and a weakening of the economy which could materially impact credit quality trends and the ability to generate loans.

All forward-looking statements are necessarily only estimates of future results, and actual results may differ materially from expectations. You are, therefore, cautioned not to place undue reliance on such statements which should be read in conjunction with the other cautionary statements that are included elsewhere in this report. In particular, you should consider the numerous risks described in the “Risk Factors” section of this report. Further, any forward-looking statement speaks only as of the date on which it is made and we undertake no obligation to update or revise any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

PART I

Item 1.	Business

General

Cordia Bancorp Inc. (“Cordia”or the “Company”) was incorporated in 2009 by a team of former bank CEOs, directors and advisors seeking to invest in undervalued or troubled community banks in the Mid-Atlantic and Southeast. On December 10, 2010, Cordia purchased $10,300,000 of the common stock of Bank of Virginia (“BOVA” or the “Bank”) at a price of $7.60 per share, resulting in the ownership of 59.8% of the outstanding shares. On August 28, 2012, Cordia purchased an additional $3,000,000 of BOVA common stock at a price of $3.60 per share. Cordia’s principal business activity is the ownership of the outstanding shares of common stock of BOVA. On March 29, 2013, Cordia and BOVA completed a share exchange pursuant to which each outstanding share of BOVA common stock held by persons other than Cordia was exchanged for .664 of a share of Cordia common stock. As a result of the share exchange, BOVA became a wholly-owned subsidiary of Cordia.

Cordia does not own or lease any property, but instead uses the premises, equipment and other property of BOVA. Because Cordia does not have any business activities separate from the operations of BOVA, the information in this document regarding the business of Cordia reflects the activities of Cordia and BOVA on a consolidated basis. References to ‘‘we’’ and ‘‘our’’ in this document refer to Cordia and BOVA, collectively.

BOVA was incorporated in the state of Virginia in September 2002 and commenced business on January 12, 2004. BOVA is headquartered in Midlothian, Virginia and is primarily engaged in the business of accepting demand, savings and time deposits and providing consumer and commercial loans to the general public. BOVA is state chartered and is a member of the Federal Reserve System.

Marketing Focus and Business Strategy

BOVA is organized to serve consumers and small- to mid-size businesses and professional concerns. We believe that we can be successful by offering a superior level of customer service with a management team more focused on the needs of our borrowers than many of our competitors. We believe that this approach is enthusiastically supported by many members of the community. BOVA competes directly with a number of institutions in the local area, including larger regional and super-regional banks, as well as international institutions that tend to have less emphasis on interaction with the customers than the community banks in our target market. BOVA offers traditional loan and deposit products for commercial and consumer purposes.

Our banking strategy includes these primary elements:

•	provide personalized relationship banking to all of our customers at a higher level of service than that provided by nationwide and regional banks, which are among our primary competitors;

•	staff BOVA with executive and lending officers who have extensive experience, relationships, and visibility in the Richmond commercial banking market;

•	offer an array of products and services and innovative banking technologies on a competitive basis;

•	focus on reliable and profitable market niches, such as small and medium size businesses;

•	enhance income through a fair but profitable schedule of fees for all bank products and services;

•	add additional branches or loan offices throughout our market area as regulatory and economic conditions may allow; and

•	raise additional capital to support organic growth as well as acquisitions of other depository institutions.

Written Agreement

On January 14, 2010, BOVA entered into a Written Agreement with the Federal Reserve Bank of Richmond (the ‘‘Federal Reserve’’) and the Virginia Bureau of Financial Institutions. Under the terms of the Written Agreement, BOVA must obtain the prior approval of the Federal Reserve, the Director of the Division of

Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System, and the Virginia Bureau of Financial Institutions before it may declare or pay dividends. In addition, the Bank may not extend or renew any credit to or for the benefit of any borrower whose extension of credit or a portion thereof has been charged off or classified ‘‘loss’’ as long as such credit remains uncollected or, without prior approval of BOVA’s Board of Directors, extend or renew any credit to or for the benefit of any borrower whose extension of credit has been classified ‘‘doubtful’’ or ‘‘substandard.’’ The Written Agreement also required, among other things, that BOVA:

•	strengthen board oversight of BOVA’s management and operations;

•	strengthen credit risk management practices, particularly management of commercial real estate concentrations, and take steps to reduce the risk of concentrations;

•	improve BOVA’s position on outstanding past due and other problem loans in excess of $500,000;

•	implement ongoing review and grading of BOVA’s loan portfolio by a qualified independent party or by qualified staff that is independent of BOVA’s lending function;

•	review and revise the allowance for loan and lease losses policy and ensure the maintenance of adequate allowance for loan and lease losses;

•	maintain sufficient capital at BOVA;

•	implement a policy to prevent conflicts of interest between BOVA and BOVA’s directors, officers and employees.

Failure to comply with the Written Agreement could subject BOVA to the assessment of civil monetary penalties, further regulatory sanctions and/or other regulatory enforcement actions.

We believe that BOVA is in substantial compliance with the Written Agreement. BOVA has addressed the requirements of the Written Agreement, including improving asset quality and credit risk management and maintaining capital at a level that satisfies regulatory well capitalized standards. In certain areas, our regulators have identified matters requiring ongoing attention to maintain full compliance with the provisions of the Written Agreement, and we believe that BOVA has maintained such compliance.

Location and Service Area

BOVA’s market area is primarily in the greater Richmond metropolitan region, with a focus on an area within a twenty-five mile radius of our main office in Midlothian, Virginia. BOVA has two branches in Chesterfield County, Virginia and one branch in Henrico, Virginia.

Additionally, BOVA also leases buildings located at 15001 Dogwood Villas Drive Chesterfield, Virginia, and 2000 Snead Avenue Colonial Heights, Virginia, both of which house an ATM. The Dogwood Villas branch houses BOVA’s deposit operations, electronic banking, and compliance functions as well. The Snead Avenue branch was leased in pursuit of expanding BOVA’s footprint into the Colonial Heights market.

Richmond, Virginia, Virginia’s state capital, is a city with historic significance and charm, as well as close proximity to recreational attractions such as the Atlantic Ocean, the Blue Ridge Mountains and the Shenandoah Valley, Washington, D.C., well known theme parks, major educational institutions and many other amenities. Additionally, the city and surrounding area is in close proximity to other large metropolitan areas, including Norfolk, Virginia and Washington, D.C., and is the center point for two growth corridors coming down US 95 from the Northern Virginia community and up US 64 from the Tidewater area. Like the rest of the country, the greater Richmond area continues to be impacted by a weak economy, rising unemployment, decreasing real estate values, and sluggish consumer confidence. This economic environment has adversely impacted our customer base.

BOVA’s locations in Chesterfield and Henrico County and the city of Colonial Heights, Virginia, are generally south and west of Downtown Richmond. They offer BOVA business opportunities and the potential of strong economic growth through their commercial and industrial enterprises, an educated work force, well-designed and developed infrastructure and a competitive tax structure. This is reflected by the area’s major commercial employers such as Altria, Genworth Financial, Markel Corporation, Pfizer Pharmaceuticals, Hewlett Packard, Kraft Foods, WellPoint, United Parcel Service, Verizon, Philip Morris, Dupont and others. This economic environment has historically offered a wealth of job opportunities for the residents of the Richmond area.

In 2004, BOVA’s initial strategy was to build a strong community banking franchise and branch network in the Chesterfield market and expand the franchise into bordering communities in the Richmond metropolitan area. Since 2009, management has spent much of its time and effort on issues resulting from a deterioration in BOVA’s asset quality. The regional economic problems affected many of BOVA’s borrowers resulting in reduced business traffic for our customers, business closures, increased unemployment and collateral deterioration. In this rapidly changing and declining economic environment, BOVA curtailed aggressive loan growth, focused on managing asset quality and losses, and offset asset decline by managing down its deposit balances. At the same time, management realigned and recapitalized BOVA to provide a platform for careful and controlled growth in the future.

Lending Services

BOVA offers a full range of short-to-medium term commercial and personal loans, in addition to its core lending in owner and non-owner occupied commercial real estate loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. Consumer loans and lines of credit include secured and unsecured loans for financing automobiles, home improvements, education and personal investments. The Bank does not currently provide new loans for land acquisition, development and construction. Historically, the Bank has not originated significant volume of one- to four family residential loans.

In November 2012, the Company commenced a new loan program through which it purchases a 100% participation in government agency conforming mortgage loans, up to an aggregate of $30 million, from Stonegate Mortgage Corporation (“Stonegate”). The mortgage loans are designated as held for sale at the time of purchase. The loans are pre-sold to either FNMA or GNMA with servicing retained by Stonegate and the Company does not retain any interest after the loans are sold into the secondary market. These loans consist primarily of fixed-rate, single-family residential mortgage loans which meet the underwriting characteristics of the previously mentioned government sponsored enterprises (conforming loans). In addition, the Company requires a firm purchase commitment from a permanent investor equal to or greater than the purchase price before a pool of loans can be purchased, virtually eliminating interest rate risk. The Company earns interest at the note rate for each loan for the time it owned the loan, and pays per loan original and marketing.

Banking Services

BOVA offers a full range of deposit services that include interest-bearing and non interest-bearing checking accounts, commercial accounts, savings and money market accounts, as well as certificates of deposit and individual retirement accounts (IRAs). We solicit these accounts from individuals, businesses, and other organizations. These accounts are tailored to our principal market area at rates competitive to those offered in our market area. All deposit accounts are insured by the Federal Deposit Insurance Corporation (‘‘FDIC’’) up to the maximum amount allowed by law (subject to aggregation rules).

Other Deposit Banking Services

BOVA offers online banking, remote deposit capture, mobile banking, text banking, safe deposit boxes, cashier’s checks, banking by mail, and direct deposit. BOVA is associated with a worldwide Automated Teller Machines (‘‘ATMs’’) network that is convenient for and offered free to our customers. BOVA also offers debit card and credit card services through a correspondent bank, as well as 24-hour telephone banking. BOVA is committed to meeting the challenges technology and provides its customers with the latest technological bank products.

Market Share and Competition

As of June 30, 2012, there were 375 banking offices, representing 37 financial institutions, operating in the Richmond, Virginia metropolitan statistical area (‘‘MSA’’) and holding just over $73.8 billion in deposits including $151.7 million held by Bank of Virginia or 0.21% of the MSA. Within the MSA, our primary market is Chesterfield County, where we had $115.5 million, or 2.9% of a $3.9 billion market base. In addition, our remaining deposits come from our small but growing presence in Henrico County. We believe that our management team and the economic and demographic dynamics of our service area combined with our business strategy will allow us to gain a larger share of both areas’ deposits.

The financial services industry is highly competitive and changes in the competitive landscape continue to affect all aspects of BOVA’s business. Our competitors include large national, super regional and regional banks like Wachovia Bank/Wells Fargo, Bank of America, SunTrust and BB&T, as well as numerous community banks competing for the same customer base.

On a broad view, competition among providers of financial products and services continues to increase, with consumers having the opportunity to select from a growing variety of traditional and nontraditional alternatives. The industry continues to consolidate, which affects competition by eliminating some regional and community institutions, while strengthening the franchises of acquirers. The ability of non bank financial entities to provide services previously reserved for commercial banks has also intensified competition. In addition, many financial services entities are experiencing significant challenges as a result of the economic crisis, resulting in continued bank and thrift failures and significant intervention from the U.S. Government.

In the two Virginia counties in which BOVA operates, the strongest competition is other local community banks, savings and loan associations, credit unions, mortgage companies, finance companies, and insurance companies and others providing financial services. Many competitors have greater capital resources and more access to long-term, lower cost sources of funding. They may have extensive advertising campaigns, larger branch networks, and offer a broader selection of services and products. Some competitors have other advantages, such as tax exemption in the case of credit unions, and lesser regulation in the case of mortgage companies and specialty finance companies. These various factors make deposit competition strong among institutions in our primary market area.

Funding Activities

Deposits are the primary source of funds for BOVA’s lending and investing activities and their cost is the largest category of interest expense. Scheduled payments, as well as prepayments, and maturities from portfolios of loans and investment securities also provide a stable source of funds. Federal Home Loan Bank (‘‘FHLB’’) advances and other secured borrowings all provide supplemental liquidity sources. BOVA’s funding activities are monitored and governed through BOVA’s overall asset-liability management process. BOVA conducts its funding activities in compliance with all applicable laws and regulations. The following is a brief description of the various sources of funds used by BOVA.

Deposits. Deposits, BOVA’s most attractive source of funding because of their stability and relative cost, are attracted principally from clients within BOVA’s branch network and our general market area. We offer a broad selection of deposit instruments to individuals and businesses, including noninterest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money market deposit accounts, certificates of deposit and individual retirement accounts. Deposit account terms vary with respect to the minimum balance required, the time period the funds must remain on deposit and service charge schedules. Interest rates paid on specific deposit types are determined based on (i) the interest rates offered by competitors, (ii) the anticipated amount and timing of funding needs, (iii) the availability and cost of alternative sources of funding, and (iv) the anticipated future economic and interest rate conditions. Historically, BOVA has also obtained a modest portion of its deposit base through wholesale funding products.

Federal Home Loan Bank (‘‘FHLB’’) Borrowings and Other Borrowings. BOVA’s ability to borrow funds from non deposit sources provides additional flexibility in meeting its liquidity needs as well as managing its cost of funds. Non-deposit funding options include Federal Funds purchased, securities sold under repurchase agreements, and short-term and long-term FHLB borrowings.

Investment Activities

BOVA invests in securities that comply with all applicable regulations and that meet with Board approval. Permissible securities are U.S. government and agency debt obligations; agency guaranteed mortgage-backed securities; state, county, and municipal securities; money market instruments; mutual funds; corporate bonds and trust preferred securities. A balanced maturity distribution is sought in order to minimize the market exposure of investments in any one year. BOVA’s investment activities are governed internally by a written, Board-approved policy. The investment policy is carried out by BOVA’s Chief Executive Officer conjunction with the Asset-Liability Committee (‘‘ALCO’’).

Investment strategies are reviewed by the Board’s ALCO based on the interest rate environment, balance sheet mix, actual and anticipated loan demand, funding opportunities and the overall interest rate sensitivity of BOVA. In general, the investment portfolio is managed in a manner appropriate to the attainment of the following goals: (i) to provide a sufficient balance of liquid securities to meet unanticipated deposit and loan fluctuations and overall funds management objectives; (ii) to provide eligible securities to secure public funds, trust deposits as prescribed by law and other borrowings; and (iii) to earn an appropriate return on funds invested that is commensurate with policy objectives.

Employees

As of December 31, 2012, BOVA had 47 full-time equivalent employees. Management of BOVA considers its relations with employees to be excellent. No employees are represented by a union or any similar group, and BOVA has never experienced any strike or labor dispute.

SUPERVISION AND REGULATION

The regulatory framework applicable to Cordia and BOVA is designed to protect depositors, federal deposit insurance funds and the banking system as a whole, and not to protect security holders. Such statutes, regulations and policies are continually under review by Congress, state legislatures, and federal and state regulators. A change in statutes, regulations or regulatory policies, including changes in interpretation or implementation thereof, could have a material effect on our business.

General

As a bank holding company, Cordia is subject to regulation, examination and supervision by the Board of Governors of the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and by the Virginia Bureau of Financial Institutions (“VBFI”). BOVA is a Virginia state-chartered commercial bank and a member of the Federal Reserve Bank of Richmond, and its deposits are insured by the FDIC. It is subject to regulation, examination and supervision by the Federal Reserve and the VBFI. Numerous federal and state laws, as well as regulations promulgated by the Federal Reserve, the FDIC and state banking regulators, govern almost all aspects of the operation of BOVA.

Bank Holding Company Regulation

The BHCA limits a bank holding company’s business to owning or controlling banks and engaging in other banking-related activities. Bank holding companies must obtain the Federal Reserve’s approval before they: (1) acquire direct or indirect ownership or control of any voting shares of any bank that results in total ownership or control, directly or indirectly, of more than 5% of the voting shares of such bank; (2) merge or consolidate with another bank holding company; or (3) acquire substantially all of the assets of any additional banks. Subject to certain state laws, such as age and contingency restrictions, a bank holding company that is adequately capitalized and adequately managed may acquire the assets of both in-state banks and out-of-state banks. With certain exceptions, the BHCA prohibits bank holding companies from acquiring direct or indirect ownership or control of voting shares in any company that is not a bank or a bank holding company unless the Federal Reserve determines that the activities of such company are incidental or closely related to the business of banking. If a bank holding company is well-capitalized and meets certain criteria specified by the Federal Reserve, it may engage de novo in certain permissible non-banking activities without prior Federal Reserve approval.

A number of provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), a few of which are described here, affect the regulation and operations of banks and bank holding companies. Pursuant to the Dodd-Frank Act, the FDIC is given back-up supervisory authority over bank holding companies engaging in conduct that poses a foreseeable and material risk to the Deposit Insurance Fund (“DIF”), and the Federal Reserve gains heightened authority to examine, prescribe regulations and take action with respect to all of a bank holding company’s subsidiaries. A newly created agency, the Office of Financial Research, has authority to collect data from all financial institutions for the purpose of studying threats to U.S. financial stability.

Holding companies of banks chartered under Virginia law are subject to applicable provisions of Virginia’s banking laws and to the examination, supervision and enforcement powers of the VBFI. Among other powers, the VBFI has the authority to issue and enforce cease and desist orders on such holding companies.

Change in Control

Subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with regulations promulgated thereunder, require Federal Reserve approval prior to any person or company acquiring “control” of a bank or bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of an institution’s voting securities and either that institution has registered securities under Section 12 of the Exchange Act or no other person owns a greater percentage of that class of voting securities immediately after the transaction. In certain cases, a company may also be presumed to have control under the Bank Holding Company Act if it acquires 5% or more of any class of voting securities.

Pursuant to the Dodd-Frank Act, a bank holding company may acquire control of an out-of-state bank only if the bank holding company is well-capitalized and well-managed, and interstate merger transactions are prohibited unless the resulting bank would be well-capitalized and well-managed following the transaction. Virginia state law requires that the VBFI approve in advance any proposed change of control of a Virginia state-chartered bank. Under Virginia law, a person is deemed to control another entity if (1) it owns 25% or more of the voting shares of the entity, (2) the person is presumed to control the entity under the BHCA, or (3) the VBFI determines that the person exercises a controlling influence over the management and policies of the entity.

Capital Requirements

The Federal Reserve has adopted guidelines pursuant to which it assesses the adequacy of capital in examining and supervising state-chartered member banks such as BOVA. These guidelines include quantitative measures that assign risk weightings to assets and off-balance sheet items and that define and set minimum regulatory capital requirements. Bank holding companies with consolidated assets of less than $500 million that are not engaged in significant nonbanking activities, do not conduct significant off-balance sheet activities, and do not have a material amount of debt or equity securities outstanding that are registered with the SEC are not subject to the Federal Reserve’s capital adequacy guidelines for bank holding companies.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept broker deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. As of December 31, 2012, BOVA’s capital levels were above those currently required to be deemed “well-capitalized.” Management believes that, under current regulatory capital regulations, BOVA will continue to meet its minimum capital requirements in the foreseeable future.

In June 2012, the federal banking regulators issued final rules substantially amending the regulatory risk-based capital rules applicable to bank holding companies and depository institutions. The final rules set forth certain changes for the calculation of risk-weighted assets, which we will be required to utilize beginning January 1, 2013. The rule utilizes an increased number of credit risk exposure categories and risk weights, and also addresses: (i) a proposed alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; (iv) revised capital treatment for derivatives and repo-style transactions; and (v) disclosure requirements for top-tier banking organizations with $50 billion or more in total assets that are not subject to the “advance approach rules” that apply to banks with greater than $250 billion in consolidated assets.

On August 30, 2012, the federal banking agencies issued proposed rules that would implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements.

The proposed rules include new risk-based capital and leverage ratios, which would be phased in from 2013 to 2019, and would revise the definition of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to Cordia and BOVA under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The proposed rules would also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

As noted, capital requirements will likely be increasing over the next several years as a result of the implementation of the Dodd-Frank Act and the U.S. federal banking regulators’ implementation of the Basel III standards. If a depository institution fails to remain well-capitalized, it becomes subject to a variety of enforcement remedies that increase as the capital condition worsens.

Bank Holding Companies as a Source of Strength

Federal Reserve law requires that a bank holding company serve as a source of financial and managerial strength to each bank that it controls and, under appropriate circumstances, to commit resources to support each such controlled bank. This support may be required at times when the bank holding company may not have the resources to provide the support.

Under the prompt corrective action provisions, if a controlled bank is undercapitalized, then the regulators could require the bank holding company to guarantee the bank’s capital restoration plan. In addition, if the Federal Reserve believes that a bank holding company’s activities, assets or affiliates represent a significant risk to the financial safety, soundness or stability of a controlled bank, then the Federal Reserve could require the bank holding company to terminate the activities, liquidate the assets or divest the affiliates. The regulators may require these and other actions in support of controlled banks even if such actions are not in the best interests of the bank holding company or its stockholders. Because Cordia is a bank holding company, Cordia is viewed as a source of financial and managerial strength for any controlled depository institutions, like BOVA.

The Dodd-Frank Act also directs federal bank regulators to require that all companies that directly or indirectly control an insured depository institution serve as sources of financial strength for the institution. The term “source of financial strength” is defined under the Dodd-Frank Act as the ability of a company to provide financial assistance to its insured depository institution subsidiaries in the event of financial distress. The appropriate federal banking agency for such a depository institution may require reports from companies that control the insured depository institution to assess their abilities to serve as sources of strength and to enforce compliance with the source-of-strength requirements. The appropriate federal banking agency may also require a holding company to provide financial assistance to a bank with impaired capital. Under this requirement, in the future we could be required to provide financial assistance to BOVA should it experience financial distress.

In addition, capital loans by us to BOVA will be subordinate in right of payment to deposits and certain other indebtedness of BOVA. In the event of our bankruptcy, any commitment by us to a federal bank regulatory agency to maintain the capital of BOVA will be assumed by the bankruptcy trustee and entitled to a priority of payment.

FDICIA Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) established a system of prompt corrective action to resolve the problems of undercapitalized insured depository institutions. Under this system, the federal banking regulators are required to rate insured depository institutions on the basis of five capital categories as described above under “Capital Requirements.” The federal banking regulators are also required to take mandatory supervisory actions and are authorized to take other discretionary actions with respect to insured depository institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the insured depository institution is assigned. Generally, subject to a narrow exception, FDICIA requires the banking regulators to appoint a receiver or conservator for an insured depository institution that is critically undercapitalized. The federal banking regulations specify the relevant capital level for each category.

FDICIA generally prohibits a depository institution from making any capital distribution, including payment of a dividend, or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. See “Dividends.” “Undercapitalized” depository institutions are also subject to restrictions on borrowing from the Federal Reserve System, may not accept brokered deposits absent a waiver from the FDIC, and are subject to growth limitations. In addition, a depository institution’s holding company must guarantee a capital plan, up to an amount equal to the lesser of 5% of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. Federal banking regulators may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

“Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator.

Virginia state law gives the VBFI powers similar to those granted to the FDIC under the prompt corrective action provisions of FDICIA.

Dividends

Cordia is a legal entity separate and distinct from BOVA and its subsidiaries. The principal source of funds for Cordia’s payment of any future dividends on its capital stock and principal and interest on its debt is dividends from BOVA. Various federal and state statutory provisions and regulations limit the amount of dividends, if any, Cordia and BOVA may pay without regulatory approval.

The Federal Reserve has authority to prohibit a bank holding company from paying dividends or making other distributions. The Federal Reserve has issued a policy statement that a bank holding company should not pay cash dividends unless its net income available to common stockholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the holding company’s capital needs, asset quality and overall financial condition. Accordingly, a bank holding company should not pay cash dividends that exceed its net income or that can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. The Dodd-Frank Act imposes, and Basel III (described above) once in effect will impose, additional restrictions on the ability of banking institutions to pay dividends.

Dividends that may be paid by a member bank without the express approval of the Federal Reserve are limited to that bank’s retained net profits for the preceding two calendar years plus retained net profits up to the date of any dividend declaration in the current calendar year. Retained net profits, as defined by the Federal Reserve, consist of net income less dividends declared during the period.

Federal bank regulators have the authority to prohibit BOVA from engaging in unsafe or unsound practices in conducting its business, and the payment of dividends, depending on the bank’s financial condition, could be deemed an unsafe or unsound practice. The ability of BOVA to pay dividends in the future will continue to be influenced by bank regulatory policies and capital guidelines, and is subject to regulatory approval.

Deposit Insurance and Assessments

Deposits held by BOVA are insured by the DIF as administered by the FDIC. The Dodd-Frank Act raised the standard maximum deposit insurance amount to $250,000 per depositor, per insured depository institution for each account ownership category. Effective December 31, 2010, and continuing through December 31, 2012, the Dodd-Frank Act provided unlimited FDIC insurance for all noninterest-bearing transaction accounts, regardless of amount.

The FDIC maintains the DIF by assessing each depository institution an insurance premium. The amount of the FDIC assessments paid by a DIF member institution is based on its relative risk of default as measured by the company’s FDIC supervisory rating, and other various measures, such as the level of brokered deposits, secured debt and debt issuer ratings.

In February 2011, the FDIC redefined the deposit insurance assessment base, and updated the assessment rates. The DIF assessment base rate currently ranges from 2.5 to 45 basis points for institutions that do not trigger factors for brokered deposits and unsecured debt, and higher rates for those that do trigger those risk factors.

The Dodd-Frank Act effects further changes to the law governing deposit insurance assessments. There is no longer an upper limit for the reserve ratio designated by the FDIC each year, and the maximum reserve ratio may not be less than 1.35% of insured deposits, or the comparable percentage of the assessment base. Under prior law the maximum reserve ratio was 1.15%. The Dodd-Frank Act permits the FDIC until September 30, 2020 to raise the reserve ratio to 1.35%. The FDIC is required to offset the effect of increased assessments necessitated by the Dodd-Frank Act on insured depository institutions with total consolidated assets of less than $10 billion. The Dodd-Frank Act also eliminates requirements under prior law that the FDIC pay dividends to member institutions if the reserve ratio exceeds certain thresholds. In lieu of dividends, the FDIC will adopt lower rate schedules when the reserve ratio exceeds certain thresholds.

All FDIC-insured depository institutions must pay a quarterly assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, which are referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation.

Transactions with Affiliates and Insiders

A variety of legal limitations restrict BOVA from lending or otherwise supplying funds or in some cases transacting business with Cordia or its nonbank subsidiaries. BOVA is subject to Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W. Section 23A places limits on the amount of covered transactions which include loans or extensions of credit to, investments in or certain other transactions with, affiliates as well as the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited to 10% of the bank’s capital and surplus for any one affiliate and 20% for all affiliates. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements ranging from 100% to 130%. Also, banks are prohibited from purchasing low quality assets from an affiliate.

Section 23B, among other things, prohibits an institution from engaging in certain transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the bank, as those prevailing at the time for comparable transactions with nonaffiliated companies. Except for limitations on low quality asset purchases and transactions that are deemed to be unsafe or unsound, Regulation W generally excludes affiliated depository institutions from treatment as affiliates. Transactions between a bank and any of its subsidiaries that are engaged in certain financial activities may be subject to the affiliated transaction limits. The Federal Reserve also may designate bank subsidiaries as affiliates.

Banks are also subject to quantitative restrictions on extensions of credit to executive officers, directors, principal shareholders, and their related interests. In general, such extensions of credit (1) may not exceed certain dollar limitations, (2) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (3) must not involve more than the normal risk of repayment or present other unfavorable features. Certain extensions of credit also require the approval of a bank’s board of directors.

The Dodd-Frank Act expands the 23A and 23B affiliate transaction rules. Among other things, upon the statutory changes’ effective date, the scope of the definition of “covered transaction” under 23A will expand, collateral requirements will increase and certain exemptions will be eliminated.

Standards for Safety and Soundness

The Federal Deposit Insurance Act requires the federal bank regulators to prescribe the operational and managerial standards for all insured depository institutions relating to: (1) internal controls; (2) information systems and audit systems; (3) loan documentation; (4) credit underwriting; (5) interest rate risk exposure; and (6) asset quality.

The regulators also must prescribe standards for earnings, and stock valuation, as well as standards for compensation, fees and benefits. The Interagency Guidelines Prescribing Standards for Safety and Soundness set forth the safety and soundness standards used to identify and address problems at insured depository institutions before capital becomes impaired. Under the rules, if a regulator determines that a bank fails to meet any standards prescribed by the guidelines, the regulator may require the bank to submit an acceptable plan to achieve compliance, consistent with deadlines for the submission and review of such safety and soundness compliance plans.

Regulatory Examination

Cordia and BOVA must undergo regular on-site examinations by the appropriate banking agency. A bank regulator conducting an examination has complete access to the books and records of the examined institution. The results of the examination are confidential. The cost of examinations may be assessed against the examined institution as the agency deems necessary or appropriate.

State Law and Regulation

BOVA, as a Virginia state-chartered institution, is subject to regulation by the VBFI, which conducts regular examinations to ensure that its operations and policies conform with applicable law and safe and sound banking practices. Among other things, state law regulates the amount of credit that can be extended to any one borrower and the amount of money that can be invested in various types of assets. BOVA generally cannot extend credit to any one borrower in an amount greater than 15% of the sum of BOVA’s capital, surplus and loan loss reserve. State law also regulates the types of loans BOVA can make.

Community Reinvestment Act

The Community Reinvestment Act (the “CRA”) requires that the appropriate federal bank regulator evaluate the record of our banking subsidiary in meeting the credit needs of its local community, including low and moderate income neighborhoods. These evaluations are considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could result in additional requirements and limitations on the bank. As of Cordia’s last CRA regulatory exam, BOVA received a rating of “satisfactory.”

Consumer Protection Regulations

Retail activities of banks are subject to a variety of statutes and regulations designed to protect consumers. The Dodd-Frank Act established the Consumer Financial Protection Bureau (the “CFPB”) that, together with the statute’s changes to consumer protection laws such as limits on debit card interchange fees and provisions on mortgage-related matters, will likely increase the compliance costs of consumer banking operations. Interest and other charges collected or contracted for by banks are subject to state usury laws and federal laws concerning interest rates. In January 2012, a director was appointed to lead the CFPB and the CFPB began exercising its full range of powers. The CFPB has exclusive authority to require reports and conduct examinations, for purposes of ensuring compliance with federal consumer financial laws and related matters, of insured depository institutions with more than $10 billion of assets. For insured depository institutions with assets of $10 billion or less, the CFPB can require reports and conduct examinations on a sample basis.

Loan operations are also subject to federal laws applicable to credit transactions, such as:

•	the federal Truth-In-Lending Act and Regulation Z issued by the Federal Reserve, governing disclosures of credit terms to consumer borrowers;
•	the Home Mortgage Disclosure Act and Regulation C issued by the Federal Reserve, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
•	the Equal Credit Opportunity Act and Regulation B issued by the Federal Reserve, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•	the Fair Credit Reporting Act and Regulation V issued by the Federal Reserve, governing the use and provision of information to consumer reporting agencies;
•	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
•	the guidance of the various federal agencies charged with the responsibility of implementing such federal laws.

Deposit operations also are subject to:

•	the Truth in Savings Act and Regulation DD issued by the Federal Reserve, which requires disclosure of deposit terms to consumers;
•	Regulation CC issued by the Federal Reserve, which relates to the availability of deposit funds to consumers;
•	the Right to Financial Privacy Act, which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and
•	the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of ATMs and other electronic banking services.

Commercial Real Estate Lending

Lending operations that involve concentrations of commercial real estate loans are subject to enhanced scrutiny by federal banking regulators. The regulators have advised financial institutions of the risks posed by commercial real estate lending concentrations. Such loans generally include land development, construction loans and loans secured by multifamily property, and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property. The guidance identifies institutions with the following characteristics as potentially being exposed to excessive risk concentrations and that may warrant greater supervisory scrutiny:

•	total construction and land development loans represent 100% or more of the institution’s total risk-based capital, or

•	total commercial real estate loans, as defined, represent 300% or more of the institution’s total risk-based capital, and the outstanding balance of the institution’s commercial real estate loan portfolio has increased by 50% or more during the prior 36 months.

The Dodd-Frank Act contains provisions on credit risk retention that require federal banking regulators to adopt regulations mandating the retention of 5% of the credit risk of certain assets transferred, sold or conveyed through issuances of asset-backed securities. Implementing regulations will provide for the allocation of the risk retention obligation between securitizers and originators of loans.

Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Act”) permits nationwide interstate banking and branching under certain circumstances. This legislation generally authorizes interstate branching and relaxes federal law restrictions on interstate banking. Currently, bank holding companies may purchase banks in any state, and states may not prohibit these purchases. Additionally, banks are permitted to merge with banks in other states, as long as the home state of neither merging bank has opted out under the legislation. The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area.

Virginia enacted “opting in” legislation in accordance with the Interstate Act, allowing banks to engage in interstate merger transactions, subject to certain “aging” requirements. Once an out-of-state bank has acquired a bank within the state, either through merger or acquisition of all or substantially all of the bank’s assets, the out-of-state bank may open additional branches within the state. In addition, an out-of-state bank may establish a de novo branch in Virginia or acquire a branch in Virginia if the out-of-state bank’s home state gives Virginia banks substantially the same or more favorable rights to establish and maintain branches in that state.

Anti-Tying Restriction

In general, a bank may not extend credit, lease, sell property, or furnish any services or fix or vary the consideration for products and services on the condition that (1) the customer obtain or provide some additional credit, property, or services from or to the bank or bank holding company or their subsidiaries, or (2) the customer not obtain some other credit, property, or services from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended. A bank may, however, offer combined-balance products and may otherwise offer more favorable terms if a customer obtains two or more traditional bank products. Also, certain foreign transactions are exempt from the general rule.

Anti-Money Laundering

Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and the periodic testing of the program. BOVA is prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence in dealings with foreign financial institutions and foreign customers. We also must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions. Recent laws provide law enforcement authorities with increased access to financial information maintained by banks. Anti-money requirements have been substantially strengthened as a result of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”), enacted in 2001 and renewed in 2006 and extended, in part, in 2011. Bank regulators routinely examine institutions for compliance with these requirements and must consider compliance in connection with the regulatory review of applications.

The USA Patriot Act amended, in part, the Bank Secrecy Act and provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering. The statute also creates enhanced information collection tools and enforcement mechanics for the U.S. government, including: (1) requiring standards for verifying customer identification at account opening; (2) promulgating rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (3) requiring reports by nonfinancial trades and businesses filed with the Treasury’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and (4) mandating the filing of suspicious activities reports if a bank believes a customer may be violating U.S. laws and regulations. The statute also requires enhanced due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons.

The Federal Bureau of Investigation may send bank regulators lists of the names of persons suspected of involvement in terrorist activities. Cordia may be subject to a request for a search of its records for any relationships or transactions with persons on those lists and may be required to report any identified relationships or transactions. Furthermore, the Office of Foreign Assets Control (“OFAC”) is responsible for helping to ensure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. OFAC has sent, and will send, bank regulators lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. If we find a name on any transaction, account or wire transfer that is on an OFAC list, we must freeze such account, file a suspicious activity report and notify the appropriate authorities.

Privacy and Credit Reporting

Financial institutions are required to disclose their policies for collecting and protecting confidential customer information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties, with some exceptions, such as the processing of transactions requested by the consumer. Financial institutions generally may not disclose certain consumer or account information to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing. Federal and state bank regulators have prescribed standards for maintaining the security and confidentiality of consumer information, and we are subject to such standards, as well as certain federal and state laws or standards for notifying consumers in the event of a security breach.

Enforcement Powers

Banks and their “institution-affiliated parties,” including directors, management, employees, agents, independent contractors and consultants, such as attorneys and accountants, and others who participate in the conduct of the institution’s affairs, are subject to potential civil and criminal penalties for violations of law, regulations or written orders of a government agency. Violations can include failure to timely file required reports, filing false or misleading information or submitting inaccurate reports. Civil penalties may be as much as $1 million a day for such violations and criminal penalties for some financial institution crimes may include imprisonment for 20 years. Regulators have flexibility to commence enforcement actions against institutions and institution-affiliated parties, and the FDIC has the authority to terminate deposit insurance. When issued by a banking regulator, cease-and-desist orders or other regulatory agreements may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions determined to be appropriate by the ordering agency. Federal and state banking regulators also may remove a director or officer from an insured depository institution (or bar them from the industry) if a violation is willful or reckless.

EXECUTIVE OFFICERS

The following individuals currently serve as executive officers of Cordia and BOVA.

Name	Position
Jack Zoeller	President and Chief Executive Officer of Cordia
Chairman of the Board and Chief Executive Officer of BOVA
Don Andree	Senior Vice President, Special Assets of BOVA
Roy Barzel	Executive Vice President and Chief Credit Officer of BOVA
David Bushnell	Chief Risk Officer and Acting Chief Financial Officer of Cordia
Kim Destro	Senior Vice President and Principal Accounting Officer of Cordia and BOVA
Richard Dickinson	President and Chief Operating Officer of BOVA
Vera Primm	Senior Vice President, Controller and Interim Chief Financial Officer of BOVA
Christy Quesenbery	Senior Vice President, Operations of BOVA
Robert Sims	Senior Vice President, Retail Banking of BOVA

Below is information about our executive officers who are not also directors. Ages presented are as of December 31, 2012.

Don Andree joined BOVA as Senior Vice President — Special Assets in May 2011. Prior to BOVA, Mr. Andree spent 14 years at SunTrust Bank where his most recent position was Regional Manager for the Special Assets/Residential Builder group in the Mid-Atlantic Region. Formerly he served as Regional Credit Officer for greater Richmond and western Virginia. Age 59.

Roy Barzel joined BOVA as Executive Vice President and Chief Credit Officer in April 2011. Prior to joining BOVA, Mr. Barzel spent 25 years at SunTrust Bank where his most recent position was Senior Vice President and Regional Credit Officer for commercial real estate in the Mid-Atlantic region. Formerly he served as the Senior Credit Officer for residential builders and land developers for all of SunTrust. Age 61.

Kim Destro joined Cordia and BOVA as Senior Vice President and Principal Accounting Officer in January 2013 after consulting for the bank during the summer of 2012. Prior to joining Cordia and BOVA, Ms. Destro served as Chief Financial Officer for Bank of Maine, Waterford Village Bank and Greater Buffalo Savings Bank. Age 55.

Richard Dickinson has served as President of BOVA since January 2012. From May 2011 to his appointment as President, Mr. Dickinson served as Executive Vice President and Chief Operating Officer. Prior to joining BOVA, Mr. Dickinson spent his career with SunTrust Bank, serving in a variety of senior lending, credit and special asset positions, primarily in Richmond and most recently as Senior Credit Officer and Executive Vice President of Commercial Real Estate for all of SunTrust. Age 52.

Vera Primm joined BOVA as its Controller and Interim Chief Financial Officer in October 2012. She previously served at Peoples Bank of Virginia in Richmond, Virginia as Senior Vice President and Chief Financial Officer from its opening in April 2002 through its acquisition in July 2012. Previous to that she served 10 years as Chief Financial Officer of the Richmond-based bank subsidiary of F&M National Corporation. Age 58.

Christy Quesenbery joined BOVA as Senior Vice President — Operations in November 2011. Prior to Bank of Virginia, Ms. Quesenbery had over 30 years of banking experience, including most recently four years as Senior Vice President and Chief Administrative Officer at Virginia Partners Bank in Fredericksburg. Age 54.

Robert Sims joined BOVA as Senior Vice President — Retail Banking in September 2012. Prior to joining BOVA, Mr. Sims was President/Founder of Sims Development Group in Stuart, FL from 2011 to 2012. Prior to that he served 24 years in senior retail, marketing and treasury positions in three banking institutions, including most recently as Senior Vice President of NBT Bancorp. Age 47.

Item 1A.	Risk Factors

RISK FACTORS

The current economic conditions pose significant challenges that could adversely affect our financial condition and results of operations.

Our success depends to a large degree on the general economic conditions in Chesterfield and Henrico Counties and the greater Richmond, Virginia metropolitan region that comprises our market. Our market has experienced a significant downturn in which we have seen falling home prices, rising foreclosures and an increased level of commercial and consumer delinquencies. If economic conditions do not improve or continue to decline, we could experience any of the following consequences, each of which could further adversely affect our business:

•	demand for our products and services could decline;

•	problem assets and foreclosures may increase; and

•	loan losses may increase.

We could experience further adverse consequences in the event of a prolonged economic downturn in our market due to our exposure to commercial loans across various lines of business. A prolonged economic downturn could adversely affect collateral values or cash flows of the borrowing businesses, and as a result our primary source of repayment could be insufficient to service the debt. Another adverse consequence in the event of a prolonged economic downturn in our market could be the loss of collateral value on commercial and real estate loans that are secured by real estate located in our market area. A further significant decline in real estate values in our market would mean that the collateral for many of our loans would provide less security. As a result, we would be more likely to suffer losses on defaulted loans because our ability to fully recover on defaulted loans by selling the real estate collateral would be diminished. In addition, a number of our loans are dependent on successful completion of real estate projects and demand for homes, both of which could be affected adversely by a decline in the real estate markets.

Future economic conditions in our market will depend on factors outside of our control such as political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government, military and fiscal policies and inflation.

BOVA has been operating under a Written Agreement with the Federal Reserve Bank of Richmond and the Virginia Bureau of Financial Institutions, which could continue to require us to dedicate a significant amount of management attention and resources to comply with the agreement.

BOVA entered into a Written Agreement with the Federal Reserve Bank of Richmond (the ‘‘Federal Reserve’’) and the Virginia Bureau of Financial Institutions on January 14, 2010. Among other things, the Written Agreement required BOVA to develop and implement written plans to improve its credit risk management and compliance systems, oversight functions, operating and financial management and capital plans. BOVA continues to be subject to the Written Agreement but over the last three years, our management team and Board of Directors have focused considerable time and attention on taking corrective actions to comply with its terms. We have employed third party consultants and advisors to assist us in complying with the Written Agreement, which has and could continue to increase our non-interest expense and reduce our earnings.

While we believe we have timely responded to and have substantially complied with the terms of the Written Agreement, in certain areas, full implementation of current efforts are required to achieve and maintain full compliance with the provisions of the Written Agreement. There also is no guarantee that we will successfully satisfy all of the Federal Reserve’s and Virginia Bureau of Financial Institution’s concerns in the Written Agreement or that we will be able to continue to comply with it. If we do not comply with the Written Agreement, we could be subject to the assessment of civil monetary penalties, further regulatory sanctions and/or other regulatory enforcement actions.

Our ability to pursue BOVA’s longer-term strategic goals is dependent upon future regulatory approval, which is unlikely to be obtained if the Written Agreement is not fully complied with and ultimately lifted by BOVA’s regulators. The share exchange will have no direct impact on the Written Agreement. Further, no regulatory approvals for the share exchange are required under the Written Agreement.

An inability to maintain our regulatory capital position could continue to adversely affect our operations.

At December 31, 2012, BOVA was classified as ‘‘well capitalized’’ for regulatory capital purposes. However, impairments to BOVA’s loan or securities portfolio, declines in BOVA’s earnings or a combination of these or other factors could change BOVA’s capital position in a relatively short period of time. If we are unable to remain ‘‘well capitalized,’’ we will not be able to renew or accept brokered deposits without prior regulatory approval or offer interest rates on our deposit accounts that are significantly higher than the average rates in our market area. As a result, it could be more difficult for us to attract new deposits as our existing brokered and other deposits mature and do not rollover and to retain or increase non-brokered deposits. If we are not able to attract new deposits, our ability to fund our loan portfolio may be adversely affected. In addition, we would pay higher insurance premiums to the FDIC, which will reduce our earnings. Another adverse consequence of a decline in regulatory capital is that additional capital would be harder to raise.

Cordia may be unsuccessful in raising additional capital as needed, and a successful capital raise would dilute existing shareholders and possibly cause our stock price to decline.

At December 31, 2012, BOVA was classified as ‘‘well capitalized’’ for regulatory capital purposes. Nevertheless, Cordia may have a need to raise additional capital. Cordia may be unsuccessful in raising additional capital if the market is not receptive to offerings by small community banks. Furthermore, if we are successful in raising additional capital, the issuance of additional equity securities could be dilutive to holders of our common stock and the market price of our common stock could decline as a result of any such sales. Management cannot predict or estimate the amount, timing or nature of any future equity offerings. Thus, our shareholders bear the risk of our future offerings reducing the market price of our common stock and diluting their stock holdings. There is no assurance that any such offering or issuance of equity securities may be able to be completed.

Our allowance for loan losses may not be adequate to cover actual losses.

Like all financial institutions, we maintain an allowance for loan losses to provide for probable losses. Our allowance for loan losses may not be adequate to cover actual loan losses and future provisions for loan losses could materially and adversely affect our operating results. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Our allowance for loan losses is determined by analyzing historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan resolution, changes in the size and composition of the loan portfolio, and industry information. Also included in management’s estimates for loan losses are considerations with respect to the impact of economic events, the outcome of which are uncertain.

The application of the acquisition method of accounting impacted Cordia’s allowance for loan losses. Under the acquisition method of accounting, all loans were recorded in Cordia’s financial statements at their fair value at the time of acquisition and the related allowance for loan losses was eliminated because the fair value at the time was determined by the net present value of the expected cash flows taking into account estimated credit quality. We may in the future determine that our estimates of fair value are too high, in which case we would provide for additional loan losses associated with acquired loans.

The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses. Although the management believes that our allowance for loan losses is adequate to provide for probable losses, there are no assurances that future increases in the allowance for loan losses will not be needed or that regulators will not require us to increase our allowance. Either of these occurrences could materially and adversely affect our earnings and profitability.

BOVA’s small-to-medium sized business clientele may have limited financial resources to weather a prolonged downturn or continued stress period in the economy.

We target our commercial development and marketing strategy primarily to serve the banking and financial services needs of small and medium sized businesses. These businesses generally have less capital or borrowing capacity than larger entities. If general economic conditions negatively impact this major economic sector in the markets in which we operate, our results of operations and financial condition may be adversely affected.

Continued difficult market conditions, especially the decline in real estate values, could adversely affect BOVA.

Dramatic declines in the housing market, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of all types of loans and resulted in significant write-downs of asset values by financial institutions. Many lenders and institutional investors have reduced or ceased providing new funding to borrowers. This tightening of credit has led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. These conditions have adversely affected our business and results of operations. Any worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the banking industry. Furthermore, BOVA’s loan portfolio is heavily collateralized by real estate. If BOVA’s borrowers are unable to service their loans, a decline in the real estate value could prevent BOVA from being fully repaid.

Changes in the fair value of our securities may reduce our stockholders’ equity and net income.

At December 31, 2012, we had securities classified as available for sale totaling $18.5 million. At such date, the aggregate net unrealized gain on available-for-sale securities totaled $79 thousand. We increase or decrease stockholders’ equity by the amount of the change in the unrealized gain or loss (the difference between the estimated fair value and the amortized cost) of the available-for-sale securities portfolio, under the category of accumulated other comprehensive income. Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported stockholders’ equity, as well as book value per common share and tangible book value per common share. This decrease will occur even though the securities are not sold. In the case of debt securities, if these securities are never sold and there are no credit impairments, the decrease will be recovered at the maturity of the securities. In the case of equity securities that have no stated maturity, the declines in fair value may or may not be recovered over time.

The application of the acquisition method of accounting impacted the carrying value of Cordia’s investment portfolio. Under the acquisition method of accounting, all investment securities were recorded in Cordia’s financial statements at their fair value at the time of acquisition and the related unrealized loss or gain was eliminated. At December 31, 2012, all of the acquired securities had been sold. The remainder of the portfolio is recorded at fair value, with the related unrealized gain or loss impacting shareholder’s equity.

We conduct periodic reviews and evaluations of its entire securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. Factors that we considered in our analysis of debt securities include, but are not limited to, intent to sell the security, evidence available to determine if it is more likely than not that we will have to sell the securities before recovery of the amortized cost, and probable credit losses. Probable credit losses are evaluated based upon, but are not limited to: the present value of future cash flows, the severity and duration of the decline in fair value of the security below its amortized cost, the financial condition and near-term prospects of the issuer, whether the decline appears to be related to issuer conditions or general market or industry conditions, the payment structure of the security, failure of the security to make scheduled interest or principal payments, and changes to the rating of the security by rating agencies. We generally view changes in fair value for debt securities caused by changes in interest rates as temporary, which is consistent with our experience. If we deem such decline to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of noninterest income. For the year ended December 31, 2012, we did not have any other-than-temporary impairment (“OTTI”) in its securities portfolio.

We continue to monitor the fair value of its entire securities portfolio as part of its ongoing OTTI evaluation process. No assurance can be given that we will not need to recognize OTTI charges related to securities in the future.

BOVA is subject to interest rate risk that may negatively affect its financial performance.

BOVA’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets, such as loans and securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond BOVA’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, could influence not only the interest BOVA receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) BOVA’s ability to originate loans and obtain deposits, and (ii) the fair value of BOVA’s financial assets and liabilities. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, BOVA’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

BOVA may lose members of its management team and have difficulty attracting skilled personnel.

BOVA’s success depends, in large part, on its ability to attract and retain key people. Competition for the best people can be intense and BOVA may not be able to hire such people or to retain them. The unexpected loss of services of key personnel of BOVA could have a material adverse impact on its business because of their skills, knowledge of BOVA’s market, years of industry experience and the difficulty of promptly finding qualified replacement personnel. In addition, recent regulatory proposals and guidance relating to compensation may negatively impact BOVA’s ability to retain and attract skilled personnel.

The financial soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be affected adversely by the actions and commercial soundness of other financial institutions. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial industry. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, may lead to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us is liquidated at prices insufficient to recover the full amount of our financial exposure. There is no assurance that any such losses would not materially and adversely affect our results of operations.

Our profitability may suffer because of rapid and unpredictable changes in the highly regulated environment in which we operate.

The banking industry is subject to extensive regulation by state and federal banking authorities. Many of the banking regulations that govern us are intended to protect depositors, the public or the insurance fund maintained by the FDIC rather than our shareholders. Banking regulations affect our lending practices, capital structure, investment practices, dividend policy and many other aspects of our business. These requirements may constrain our rate of growth, and changes in regulations could adversely affect it. The burden imposed by these federal and state regulations may place banks at a competitive disadvantage compared to less regulated competitors. We may be particularly susceptible to this risk due to the constraints that are imposed on us by our Written Agreement with the Federal Reserve and the Virginia Bureau of Financial Institutions. In addition, the cost of compliance with regulatory requirements, including the cost of complying with the Written Agreement, could adversely affect our ability to operate profitably.

Regulation of the financial services industry is undergoing major changes, and future legislation could increase our cost of doing business or harm our competitive position.

In 2010 and 2011, in response to the financial crisis and recession that began in 2008, significant regulatory and legislative laws were enacted resulting in broader reform and increased regulation impacting financial institutions. The Dodd-Frank Act has created a significant shift in the way financial institutions operate. The agencies most affected by the enactment were the FDIC, the Federal Reserve and the Securities and Exchange Commission and the way the agencies oversee the financial system. Any future legislative changes could have a material impact on the profitability of Cordia, the value of assets held for investment or collateral for loans. They could require changes to business practices or force us to discontinue businesses and potentially expose us to additional costs, liabilities, enforcement action and reputational risk.

Our future success will depend on our ability to compete effectively in the highly competitive financial services industry.

We face substantial competition in all phases of our operations from a variety of different competitors that include other banks, both large and small and numerous less regulated financial services businesses. In particular, there is very strong competition for financial services in the market areas in which we conduct our business. Our future growth and success will depend on our ability to compete effectively in this highly competitive environment. Many of our competitors offer products and services that we do not offer, and many have substantially greater resources, such as greater capital resources and more access to longer term, lower costs funding sources. Many also have greater name recognition and market presence that benefit them in attracting business. In addition, larger competitors may be able to price loans and deposits more aggressively than we do. Our larger competitors generally have easier access to capital, and often on better terms. Some of the financial services organizations with which we compete are not subject to the same degree of regulation as is imposed on bank holding companies and federally insured state-chartered Banks, national banks and federal savings institutions. As a result, these non bank competitors have certain advantages over us in accessing funding and in providing various services.

Other competitors are subject to similar regulation but have the advantages of larger established customer bases, higher lending limits, extensive branch networks, numerous automated teller machines, greater advertising-marketing budgets or other factors. Some of our competitors have other advantages, such as tax exemption in the case of credit unions, and lesser regulation in the case of mortgage companies and specialty finance companies. Deposit competition is strong among institutions in our primary market area.

We have operational risk that could impact our ability to provide services to our customers.

We have potential operational risk exposure throughout our organization. Integral to our performance is the continued effectiveness and efficiency of our technical systems, operational infrastructure, relationships with third parties and key individuals involved in our ongoing activities. Failure by any or all of these resources subjects us to risks that may vary in size, scale and scope. This includes but is not limited to operational or technical failures, unlawful tampering with our information technology infrastructure, terrorist activities, ineffectiveness or exposure due to interruption in third party support, as well as the loss of key individuals or failure of key individuals to perform properly.

We do not plan to pay cash dividends in the foreseeable future.

We do not expect to pay cash dividends on our common stock in the foreseeable future. Our ability to declare and pay cash dividends will depend, among other things, upon restrictions imposed by the reserve and capital requirements of Virginia law and federal banking regulations, our income and financial condition, tax considerations, and general business conditions. In addition, we are currently prohibited by our Written Agreement from paying any cash dividends without the prior written approval of the Federal Reserve Bank of Richmond, the Director of the Division of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System and the Virginia Bureau of Financial Institutions.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

BOVA owns two branch locations. The main office located at 11730 Hull Street Rd., Midlothian, Virginia 23112 is approximately 9,000 square feet and also houses most support operations. The Patterson branch is at 10501 Patterson Road, Richmond, Virginia. BOVA’s other four facilities presently in operation are leased. Two leased facilities, (906 Branchway Road, Richmond, Virginia and 4023 West Hundred Road, Chester, Virginia) are full service branches and include drive-up access and safe deposit boxes. The latter branch contains a lease provision allowing for the purchase of the location at a predefined price. The Woodlake retail branch was closed in 2011 with regulatory approval and the building is now used for operational support offices and houses an ATM. This lease is for ten years with four 5-year renewal terms available after the initial term. The fourth leased property in Colonial Heights, Virginia has a two-year term, initiated in June 2011, with an option to buy. The property has the potential to be a full service branch or a loan production office and is currently functioning as an ATM location. All of BOVA’s properties are in good operating condition and are adequate for BOVA’s present needs. In addition, Bank Management routinely evaluates expansion prospects and target market areas for future development.

Item 3.	Legal Proceedings

Neither the Company nor the Bank is a party to, nor is any of their property the subject of, any material legal proceedings other than ordinary routine litigation incident to their businesses.

Item 4.	Mine Safety Disclosures

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of Cordia common stock are listed and trade on the Nasdaq Capital Market under the symbol “BVA.” Cordia’s common stock was not publicly traded during 2012 or 2011. Cordia has not paid any dividends on its common stock since its formation. As of March 15, 2013, there were approximately 52 holders of record of Cordia common stock.

Cordia did not repurchase any of its common stock during the quarter ended December 31, 2012 and did not have any outstanding repurchase authorizations during that period.

See Item 1 – Business – Supervision and Regulation – Dividends for more information relating to restrictions on dividends.

Recent Sales of Unregistered Securities

On August 28, 2012, Cordia sold 566,500 shares of Series C common stock in a private placement to existing shareholders and other accredited investors for aggregate gross proceeds of $2,832,500. No commission was paid with respect to the sale of the securities. The offering was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) of said Act and Rule 506 thereunder insofar as the offering was made without the use of general solicitation and only to accredited investors.

Pursuant to the terms of the Series C common stock, on December 31, 2012, each share of Series C common stock outstanding converted into one share of Cordia common stock and the authorized shares of Series C common stock reverted to undesignated shares.

Item 6.	Selected Financial Data

(Dollars in thousands, except per share amounts)	As of and for the year ended December 31,
	2012	2011	2010
Balance Sheet Summary
Loans, net of unearned income	$113,070	$106,947	$137,553
Allowance for loan losses	2,110	2,285	50
Securities	18,511	25,578	34,956
Total assets	178,696	165,551	212,526
Deposits	154,428	147,980	183,023
Other indebtedness	10,000	5,113	10,450
Stockholders’ equity	13,139	11,135	17,260
Book value per share	$4.24	$4.39	$6.54

Summary of Earnings:
Total interest income	$8,441	$10,369	$673
Total interest expense	1,552	1,778	464
Net interest income before provision for loan losses	6,889	8,591	209
Provision for loan losses	588	2,763	50
Net interest income after provision for loan losses	6,301	5,828	159
Non-interest income	252	120	26
Non-interest expense	7,279	13,243	851
(Loss) before non-controlling interest	(726)	(7,295)	(411)
Less non-controlling interest	182	2,881	92
Net (loss) income attributable to Cordia	(544)	(4,414)	(319)
Per Share Data:
Weighted average shares outstanding, basic and diluted	1,705,112	1,497,982	1,051,213
Basic and diluted (loss) earnings per share	$(0.32)	$(2.95)	$(0.30)
Selected Ratios:
Return on average assets	(0.44)	(3.91)%	N/M
Return on average equity	(5.80)	(64.00)%	N/M
Average equity to average assets	7.52	6.11%	N/M
Capital Ratios(1):
Leverage ratio	8.71%	7.34%	7.85%
Total risk-based capital	13.55%	12.06%	12.21%

(1) Ratios are for Bank of Virginia

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist the reader in understanding and evaluating the financial condition and results of operations of Cordia and its majority owned subsidiary, Bank of Virginia (“BOVA”). This discussion and analysis should be read in conjunction with Cordia’s financial statements and related notes thereto located elsewhere in this report. The following discussion pertains to our historical results, which includes the operations of BOVA subsequent to the purchase of a majority interest in such entity on December 10, 2010.

General

Cordia was incorporated in 2009. Its founders were former bank CEOs, directors and advisors seeking to invest in undervalued or troubled community banks in the Mid-Atlantic and Southeast. Aside from the shares of BOVA common stock, Cordia’s only other asset totaled $227 thousand at December 31, 2012, consisting primarily of cash. As of December 31, 2012, Cordia held approximately 67.4% of the outstanding shares of BOVA common stock.

BOVA is a state chartered bank headquartered in Midlothian, Virginia with total assets of approximately $180 million at December 31, 2012. BOVA provides retail banking services to individuals and commercial customers through three banking locations in Chesterfield County, Virginia and one in Henrico County, Virginia.

Executive Overview

We spent much of 2012 and 2011 condensing the balance sheet as we worked through asset quality issues, recruited new staff, and reorganized our lending and deposit activities while addressing the requirements of BOVA’s Written Agreement. Interest income was down primarily from lower asset volume. Interest expense decreased as a result of aggressive deposit repricing as well as a lower volume of certificates of deposits. Noninterest expense decreased through management action to minimize controllable expenses and a restructure of management personnel.

During 2011, BOVA hired a new credit management team which included a Chief Credit Officer, a Chief Operating Officer who also serves as BOVA’s senior lending officer, and a Senior Vice President responsible for working out problem loans and seeking recoveries. In 2011, the new credit management team dedicated a large portion of its time to portfolio management, including establishing new credit underwriting disciplines, training staff, resolving problem assets, as well as performing a detailed assessment of the accuracy of credit risk grades and BOVA’s allowance for loan losses. Moreover, BOVA engaged a third-party loan review firm to review the accuracy of this completed work.

During 2012, BOVA continued to deploy its new credit disciplines as resolutions of problem assets and new loan originations accelerated. In addition, BOVA hired three business development officers who specialize in commercial lending and have brought portions of their portfolios to the bank, as well as originating high-quality loans through new customer contacts. These officers are also stressing the value of a total relationship and are instrumental in bringing accompanying deposit relationships. BOVA is also partnering with other business entities to participate in loan programs which would bring increased loan production to the bank without a compromise of asset quality or capital risk. Management has continued to price deposits conservatively, particularly time deposits, in order to control margin erosion and has been successful in increasing deposits, primarily in transaction and savings, while reducing the cost of funds.

During the first quarter of 2013, the Company substantially increased its lending and funding activities. Bank of Virginia’s residential mortgage program, involving participations in held-for-sale loans originated by Stonegate Mortgage Corporation and packaged primarily for sale to Government Sponsored Enterprises such as Ginnie Mae and Fannie Mae, was increased from $30 million to $60 million. The Bank also launched a new initiative partnering with GradCapital, LLC to purchase rehabilitated student loans backed by the government’s guarantee and serviced by Xerox Education Services. Approximately $35 million of such loans were purchased during the quarter. The Bank also significantly expanded its deposit base, primarily involving institutional money market and certificate of deposit accounts, at average rates lower than the Bank’s prevailing retail rates.

Results of Operations

Net Income

There was a consolidated net loss of $726 thousand for the year ended December 31, 2012 compared to a net consolidated loss of $7.3 million for the year ended December 31, 2011. Net interest income before the provision for loan losses declined 19.8% or $1.7 million from $8.6 million for 2011 to $6.9 million for 2012. The major factor contributing to the decrease in net interest income in 2012 was a decrease in average interest-earning assets and a significant increase in average interest-bearing deposit liability accounts.

Net Interest Income

Net interest income is the largest component of our income, and is affected by the interest rate environment and the volume and the composition of interest-earning assets and interest-bearing liabilities. Our interest-earning assets include loans, investment securities, interest-bearing deposits in other banks, and federal funds sold. Our interest-bearing liabilities include deposits and advances from the FHLB.

Net interest income declined $1.7 million from $8.6 million for the year ended December 31, 2011 to $6.9 million for the year ended December 31, 2012. Interest income declined $1.9 million from $10.4 million during 2011 to $8.4 million for 2012. A decrease of $14.5 million in the average balance of loans held for investment combined with a 73 basis point decrease in the average yield drove the decrease in interest income. This decrease was the result of the continued low interest rate environment and reduced amortization of the fair value discount on the loan portfolio during 2012 compared to 2011. Also contributing to the reduction in interest income was a reduction in the securities available for sale portfolio and a corresponding $12.9 million increase in lower yielding average interest-bearing deposits with the Federal Reserve Bank.

Interest expense for the year ended December 31, 2012 was $1.6 million, compared to $1.8 million for the year ended December 31, 2011. This reduction of $226 thousand was due to lower interest expense on deposits as a result of a concerted effort to allow higher-priced time deposits to roll off as they matured as well as promotion of transaction and savings accounts. Interest expense on FHLB borrowings was $23 thousand for 2012, compared to $56 thousand for 2011. The decline in FHLB interest expense was primarily the result of reduced FHLB borrowings.

Average Balances and Yields

The following tables present information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented.

	Year ended December 31,
	2012			2011
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets:
Loan held for investment (1)	$113,101	$7,784	6.88%	127,586	$9,710	7.61%
Securities available for sale	18,250	587	3.22%	29,082	610	2.10%
Fed funds and deposits with Banks	32,503	70	0.25%	19,565	49	0.25%
Total Earning Assets	163,854	$8,441	5.15%	176,233	$10,369	5.88%
Allowance for loan losses	(5,744)			(7,646)
Other Assets	8,467			18,724
Total	$166,577			187,311
Interest-Bearing Liabilities:
Demand Deposits	$13,362	81	0.61%	9,861	40	0.41%
Savings Deposits	21,385	109	0.51%	19,981	120	0.60%
Time Deposits	98,099	1,339	1.48%	117,876	1,562	1.33%
FHLB Borrowings	3,251	23	0.74%	8,781	56	0.64%

Total Interest-bearing liabilities	136,097	1,552	1.14%	156,499	1,778	1.22%
Demand deposits	17,026			15,545
Other Liabilities	926			828
Stockholders' Equity	12,528			14,439
Total	$166,577			187,311

Net Interest Income		$6,889			$8,591
Net Interest Rate Spread (2)			4.01%			4.66%
Net Interest Margin (3)			4.20%			4.87%

(1) Non-accrual loans are included in average balances outstanding, with no related interest income during non-accrual period.

(2) Represents the difference between the yield on earning assets and cost of funds.

(3) Represents net interest income divided by average interest-earning assets.

The table below analyzes interest income, interest expense and net interest income for the year ended December 31, 2011 compared to the year ended December 31, 2012.

	Increase (Decrease) Due to Changes in:
(Dollars in thousands)	Average	Average	Increase
	Volume	Rate	(Decrease)
Interest income:
Loans	$(1,044)	$(882)	$(1,926)
Securities available for sale	53	(76)	(23)
Fed funds and deposits with Banks	21	-	21
Total interest income	(970)	(958)	(1,928)
Interest expense:
Demand Deposits	17	24	41
Savings Deposits	10	(21)	(11)
Time Deposits	(680)	457	(223)
FHLB Borrowings	(44)	11	(33)
Total interest expense	(697)	471	(226)
Change in net interest income	$(273)	$(1,429)	$(1,702)

Provision for Loan Losses

The allowance for loan and lease losses (“ALLL”) model that was used by the legacy management team was built by an outside consulting firm and was a generalized model, using a specific and general reserve.

This model calculated the historical loss component by utilizing a ratio of losses to total loans in a given quarter. This loss ratio was then applied to all loans rated Special Mention or better and used as a predictor of future losses. This methodology did not take into account the portfolio composition or the losses attributed to each component of the mix. Current management analyzed net charge offs for the previous twelve quarters ending December 31, 2012 using the call report loan types and then weighted the quarters, weighting more recent quarters more heavily. The weighting ratios were the same as used in the old model. Current management also engaged an independent firm to conduct a loan review to ascertain overall asset quality in the loan portfolio and to evaluate potential losses by segment.

In addition, management reviewed the types of loans it is originating compared to the legacy portfolio. In the commercial portfolio, the Bank is concentrating on business loans secured by various types of owner-occupied real estate and other business assets. It is not actively pursuing acquisition and development or construction loans. In the retail portfolio, emphasis is placed on well-collateralized loans to stable consumers. As illustrated in the financial presentations, problem loans as a percentage of the portfolio continue to decrease. As a result of these measures, management determined that the level of both general reserves and specific reserves associated with impaired loans could be reduced in 2012.

Since its initial analysis in 2011, management has continued to enhance the ALLL process with the identification and use of additional metrics, including:

•	Identification of outstanding balances for all new loans made since June 30, 2011 (to evaluate them separately from the legacy loans);
•	Identification of all renewed legacy loans since June 30, 2011 risk rated 3 or better;
•	Enhance granularity in the calculation.
•	More detailed analysis of required specific reserves, including projections of charge-offs and recoveries.

These metrics have enabled the Bank to more closely project the needed ALLL and thus determine the level of provision to be made on a regular basis. Management presented the methodology change to its external audit firm which agreed that BOVA’s methodology change was appropriate.

The acquisition accounting used at the date of Cordia’s investment (December 10, 2010) analyzed the loan portfolio using the same segments as the revised allowance model at BOVA and established anticipated credit marks based on each individual segment; therefore a change in methodology was not required on a consolidated basis. New loans originated after December 10, 2010 follow the BOVA revised allowance methodology. Residential loans held for sale are not included in the ALLL calculations by virtue of their high credit quality and short holding period.

The allowance for loan losses is increased by charges to income and decreased by charge-offs, net of recoveries. Improving credit underwriting, recoveries of loans previously charged-off, and effective management of lower quality loans combined with a lower volume of nonperforming assets has lowered the risk in the loan portfolio. As a result, provision expense was $588 thousand during 2012, compared to $2.8 million during 2011. This amount reflected our emphasis on early detection of problem loans, accurate assessment of the extent of losses, and aggressive management of those loans through restructures, refinancing with other institutions, or other means of mitigating potential losses. To lead our management of problem loans, we hired a highly skilled and seasoned Chief Credit Officer and Senior Vice President of Special Assets during the second quarter of 2011. The allowance for loan losses was $2.1 million at December 31, 2012, compared to $2.3 million at December 31, 2011.

An analysis of the changes in the allowance for loan losses is presented under the caption “—Allowance for Loan Losses.”on page.

Non-interest Income

Noninterest income for the year ended December 31, 2012 was $252 thousand, compared to $120 thousand for the year ended December 31, 2011. The improvement was primarily the result of a decreased net loss on the sale of available for sale securities from ($283 thousand) in 2011 to ($30 thousand) in 2012. NSF fees declined $25 thousand from $98 thousand for 2011 to $73 thousand for 2012 as a result of lower volumes of overdrafts and the impact of Regulation E on the ability to charge for overdrafts caused by use of debit cards.

The following table sets forth the principal components of non-interest income for the year ended December 31, 2012 and 2011.

	Year Ended
	December 31,
(Dollars in thousands)	2012	2011
Service charges on deposit accounts	$134	$181
Net loss on sale of AFS securities	(30)	(283)
Other fee income, net	148	222
Total non-interest income	$252	$120

Non-interest Expense

Noninterest expense declined $5.9 million, or 45.0%, from $13.2 million for the year ended December 31, 2011 to $7.3 million for the year ended December 31, 2012. Non-interest expense totaled $13.2 million for the year ended December 31, 2011 and included a goodwill impairment loss of $5.9 million, which represents all of the goodwill recorded in the BOVA acquisition.

Between December 2011 and December 2012, BOVA hired a senior vice president of retail banking, three commercial business development officers, an additional loan operations employee and a loan workout manager. As a result, salary and employee benefits increased $231 thousand to $3.7 million for the year ended December 31, 2012 when compared to $3.4 million for the year ended December 31, 2011. Significant expense reductions were realized from FDIC insurance assessment, a gain on the sale of OREO, legal and professional fees and occupancy expense.

The following table sets forth the primary components of non-interest expense for the years ended December 31, 2012 and 2011.

	For the year ended December 31,
(Dollars in thousands)	2012	2011
Salaries and employee benefits	$3,680	$3,449
Occupancy expense	562	589
Equipment expense	290	326
Data processing expense	400	377
Marketing expense	110	102
Legal and professional fees	569	646
Bank franchise tax	94	146
FDIC assessment	363	507
Goodwill impairment loss	-	5,882
(Gain) loss on sale of OREO	(86)	38
Other real estate expenses	182	203
Other operating expenses	1,115	978
Total non-interest expense	$7,279	$13,243

Income Tax Expense

Under the provisions of the Internal Revenue Code, BOVA has approximately $19.3 million of net operating loss carryforwards. Due to the change in control of BOVA in December 2010, the amount of the loss carryforward available to offset taxable income is limited to approximately $254 thousand per year for twenty years.

Financial Condition

Loans

Loans represent the largest category of earning assets and typically provide higher yields than the other types of earning assets. Loans carry inherent credit and liquidity risks associated with the creditworthiness of our borrowers and general economic conditions At December 31, 2012, total loans (net of reserves) were $111.0 million versus $104.7 million at December 31, 2011.

The following table sets forth the composition of the loan portfolio by category at the dates indicated and highlights our general emphasis on commercial and commercial real-estate lending.

	December 31,
	2012		2011		2010
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial Real Estate:
Acquisition, development and construction	$3,313	2.9%	$6,065	5.7%	$9,539	6.9%
Non-owner occupied	30,747	27.2%	30,644	28.7%	30,696	22.3%
Owner occupied	39,570	35.0%	31,790	29.7%	33,924	24.7%
Commercial and industrial	23,488	20.8%	19,492	18.2%	33,125	24.1%
Consumer:
Residential mortgage	7,260	6.4%	8,003	7.5%	23,817	17.3%
HELOC	8,395	7.4%	10,298	9.6%	3,886	2.8%
Other	297	0.3%	655	0.6%	2,566	1.9%
Total loans	113,070	100.0%	106,947	100.0%	137,553	100.0%
Allowance for loan losses	(2,110)		(2,285)		(50)
Total loans, net of allowance	$110,960		$104,662		$137,503

The largest component of the loan portfolio is comprised of various types of commercial real estate loans. At December 31, 2012, commercial real estate loans totaled $73.6 million or 65.1% of the total portfolio, of which, acquisition, development and construction loans were $3.3 million. The second largest component, commercial and industrial loans, totaled $23.5 million and represented 20.8% of the total loan portfolio. Consumer loans, which were comprised principally of residential mortgage and home equity loans, totaled $16.0 million, or 14.2% of the portfolio.

At December 31, 2012, single family residential mortgage loans totaled $7.3 million while home equity lines totaled $8.4 million. Residential real estate loans consisted of first and second mortgages on single or multi-family residential dwellings.

Our loan portfolio also includes consumer lines of credit and installment loans. At December 31, 2012, those consumer loans totaled $297 thousand and represented 0.3% of the total loan portfolio. We do not engage in foreign lending, credit card lending or lease financing.

The repayment of maturing loans in the loan portfolio is also a source of liquidity for Cordia. The following tables set forth our loans maturing within specified intervals after the dates indicated. These tables were prepared based on the contractually outstanding balance and the contractual maturity date. These balances differ from the general ledger balances because of certain purchase accounting adjustments.

Loan Maturity Schedule
December 31, 2012

(Dollars in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Commercial Real Estate:
Acquisition, development and construction	$1,175	$2,212	$-	$3,387
Commercial	22,853	35,964	12,873	71,690
Commercial and industrial	5,637	16,608	1,396	23,641
Consumer	4,690	6,534	4,842	16,066
	$34,355	$61,318	$19,111	$114,784
Loans maturing after one year with:
Fixed interest rates	$40,544
Floating interest rates	39,885
	$80,429

The information presented in the above table is based on the contractual maturities of the individual loans, including loans which may be subject to renewal at their maturities. Renewal of such loans is subject to review and credit approval as well as modification of terms. Consequently, we believe the treatment in the above table presents fairly the maturity and repricing structure of the loan portfolio as shown in the above table.

Residential mortgage loans held for sale have stated maturities generally of 15 to 30 years, but typically are held 15-30 days and in any event no longer than 45 days without a waiver in the Bank’s sole discretion.

Allowance for Loan Losses

At December 31, 2012, our allowance for loan losses was $2.1 million, or 1.9% of total loans outstanding and 22.1% of non-performing loans.  At December 31, 2011, our allowance for loan losses was $2.3 million, or 2.1% of total loans and 21.81% of non-performing loans.

In the currently weak economic environment, levels of non-performing assets remain at elevated levels. These trends along with management's evaluation of the loan portfolio have led to the requirement for a higher allowance for loan losses than historical levels. However, these reserve levels have been gradually declining since late 2011 due to the success of the Bank’s workout and recovery efforts as well as improvement in the overall quality of the Bank’s loan portfolio.

Management has developed policies and procedures for evaluating the overall quality of the loan portfolio, the timely identification of potential problem credits and impaired loans and the establishment of an appropriate allowance for loan losses. The acquired loan portfolio was originally recorded at fair value, which includes a credit mark-to-market, based on the acquisition method of accounting. Loans renewed (performing loans acquired) or originated since the date of our initial investment are evaluated and an appropriate allowance for loan losses is established. Any worsening of acquired impaired loans since the date of the Cordia’s investment in BOVA is evaluated for further impairment. Additional impairment on acquired impaired loans is recorded through the provision for loan losses. Any improvement in cash flows of acquired impaired loans is amortized as a yield adjustment over the remaining life of the loans. A fuller explanation may be found in the table under the caption “Loans With Deteriorated Credit Quality” regarding accretable and nonaccretable discount. Loan losses are charged against the allowance when management believes the uncollectability of a loan is confirmed, which decreases the balance of the allowance. Subsequent recoveries, if any, are credited back to the allowance.

The allowance consists of a specific component allocated to impaired loans and a general component allocated to the aggregate of all unimpaired loans. The amount of the allowance is established through the application of a standardized model, the components of which are: an impairment analysis of identified loans to determine the level of any specific reserves needed on impaired loans, and a broad analysis of historical loss experience, economic factors and portfolio-related environmental factors to determine the level of general reserves needed. The model inputs include an evaluation of historical charge-offs, the current trends in delinquencies, and adverse credit migration and trends in the size and composition of the loan portfolio, including concentrations in higher risk loan types. Consideration is also given to the results of regulatory examinations.

The allowance for loan losses is evaluated quarterly by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the specific borrowers’ ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The use of various estimates and judgments in our ongoing evaluation of the required level of allowance can significantly affect our results of operations and financial condition and may result in either greater provisions to increase the allowance or reduced provisions based upon management’s current view of portfolio and economic conditions and the application of revised estimates and assumptions. The allowance consists of specific and general components. The specific component relates to loans that are classified as substandard or worse. For such loans that are also classified as impaired, a specific allowance is established. The general component covers loans graded special mention or better and is based on an analysis of historical loss experience, national and local economic factors, and environmental factors specific to the loan portfolio composition.

Changes affecting the allowance for loan losses for the years ended December 31, 2012, 2011 and 2010 are summarized in the following table.

The following table represents the allocation of the allowance for loan losses at the dates indicated. Notwithstanding these allocations, the entire allowance is available to absorb loan losses in any loan category.

	For the year ended December 31,
	2012	2011	2010

Allowance at beginning of period	$2,285	$50	$-

Provision for loan losses	588	2,763	50

Charge-offs:
Commercial real estate	(635)	(528)	-
Commercial and industrial	(286)	-	-
Consumer	(223)	-	-
Total charge-offs	(1,144)	(528)	-

Recoveries:
Commercial real estate	346	-	-
Commercial and industrial	16	-	-
Consumer	19	-	-
Total recoveries	381	-	-
Net charge-offs	(763)	(528)	-
Allowance at end of period	$2,110	$2,285	$50

Allowance to nonperforming loans	22.10%	21.81%	0.72%
Allowance to total loans outstanding at end of period	1.87%	2.14%	0.04%
Net Charge-offs to average loans during the period	0.70%	0.43%	NA

Included in the above table is the activity related to the portion of the allowance for loan losses for loans acquired with deteriorated credit quality. Because of the nature and limited number of these loans, they are individually evaluated for additional impairment on a quarterly basis. Activity related only to that portion of the allowance for loan losses is as follows:

	For the year ended December 31,
	2012	2011	2010
Allowance at beginning of period	$387	910	-
Provision for loan losses	406

Charge-offs:
Commercial real estate	229	523	-
Commercial and industrial	-	-	-
Consumer	27	-	-
Total charge-offs	256	523	-

Recoveries:
Net charge-offs	256	523	-
Allowance at end of period	$537	$387	$-

	At December 31, 2012			At December 31, 2011
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Commercial real estate	$810	38.34%	65.1%	$1,266	55.40%	64.10%
Commercial and industrial	782	37.06%	20.8%	569	24.91%	18.20%
Consumer	518	24.60%	14.1%	450	19.69%	17.70%
Total allowance for loan losses	$2,110	100.00%	100.00%	$2,285	100.00%	100.00%

Asset Quality

Risk Rating Process

On a quarterly basis, the process of estimating the allowance for loan losses begins with review of the risk rating assigned to individual loans. Through this process, loans graded substandard or worse are evaluated for impairment in accordance with ASC Topic 310 “Accounting by Creditors for Impairment of a Loan”. Refer to Note 4 of the Notes to the Consolidated Financial Statements for more detail.

The following is the distribution of loans by credit quality and class as of December 31, 2012 and 2011.

December 31, 2012	Commercial Real Estate				Consumer
(In thousands) Credit Quality by Class	Acq-Dev Construction	Non-Owner Occupied	Owner Occupied	Commercial and Industrial	Residential Mortgage	HELOC	Other	Total
1 Highest Quality	$-	$-	$-	$-	$-	$-	$1	$1
2 Above Average Quality	-	-	3,082	1,088	119	86	3	4,378
3 Satisfactory	392	6,261	19,727	6,598	4,074	3,969	186	41,207
4 Pass	319	13,094	9,649	12,215	1,844	2,263	69	39,453
5 Special Mention	-	5,769	1,668	1,351	684	274	16	9,762
6 Substandard	-	188	481	570	32	347	22	1.640
7 Doubtful	-	-	-	-	-	552	-	552
	711	25,312	34,607	21,822	6,753	7,491	297	96,993
Loans acquired with deteriorating credit quality	2,602	5,435	4,963	1,666	507	904	-	16,077
Total loans	$3,313	$30,747	$39,570	$23,488	$7,260	$8,395	$297	$113,070

December 31, 2011	Commercial Real Estate				Consumer
(In thousands) Credit Quality by Class	Acq-Dev Construction	Non-Owner Occupied	Owner Occupied	Commercial and Industrial	Residential Mortgage	HELOC	Other	Total
1 Highest Quality	$-	$-	$-	$47	$-	$-	$2	$49
2 Above Average Quality	-	-	581	627	166	60	-	1,434
3 Satisfactory	544	6,290	17,132	5,433	3,849	6,202	298	39,748
4 Pass	119	9,548	5,339	4,801	1,945	2,040	187	23,979
5 Special Mention	-	6,527	2,188	6,570	1,343	882	112	17,622
6 Substandard	371	-	237	603	-	162	36	1,409
7 Doubtful	-	-	-	-	-	24	-	24
	1,034	22,365	25,477	18,081	7,303	9,370	635	84,265
Loans acquired with deteriorating credit quality	5,031	8,279	6,313	1,411	700	928	20	22,682
Total loans	$6,065	$30,644	$31,790	$19,492	$8,003	$10,298	$655	$106,947

As shown in the tables above, substandard and doubtful loans were $2.2 million at December 31, 2012, or 1.97% of the total loan portfolio. This compares to $1.4 million at December 31, 2011. Special mention loans decreased $7.9 million from $17.6 million at December 31, 2011 to $9.8 million at December 31, 2012 and loans graded “pass” increased $15.5 million from $24.0 million at December 31, 2011 to $39.5 million at December 31, 2012, as loan balances in these two categories migrated to other credit quality classes. Loans acquired by Cordia in December 2010 with deteriorating credit quality have declined $6.6 million from $22.7 million at December 31, 2011 to $16.1 million at December 31, 2012.

During 2011, we hired a new credit management team which included a Chief Credit Officer, a Chief Operating Officer (promoted in 2012 to President of BOVA) who also serves as the Bank’s senior lending officer, and a Senior Vice President responsible for working out problem loans and seeking recoveries. The new credit management team dedicated a large portion of its time in 2011 to portfolio management, including new credit underwriting disciplines, training staff, resolving problem assets, as well as performing a detailed assessment of the accuracy of credit risk grades and assuring the Bank is appropriately reserved. Moreover, we engaged a third-party loan review firm to review the accuracy of this completed work.  At December 31, 2012, we believe that credit risk grades are accurate and the reserves established subsequent to our investment in BOVA are at appropriate levels.

The Bank has continued to employ its third party loan review firm, Thurmond Clower & Associates, for annual reviews and periodic special assignments.  The most recent review was completed in April 2012.  The scope of the 2012 loan file review totaled approximately 80% of the Bank’s exposure and included the following:

•	All classified loans or total relationship exposures over $250,000;

•	All other loans or total relationship exposures over $500,000;

•	A random sample of pass-rated loans determined by the loan review firm under $500,000;

•	All loans past due as of the review date;

•	All loans of $50,000 or more rated "Watch" or higher as of the date of the review;

•	All OREO properties;

•	All insider loans, including loans to directors, significant shareholders, and executive management granted since the last review;

•	Any loans that management or the board of directors requested be reviewed;

•	Annually review of the allowance for loan and lease loss reserve and methodology; and

•	Annually review of all adversely graded loans in excess of $150,000.

Nonperforming Assets

The past due status of a loan is based on the contractual due date of the most delinquent payment due. Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-secured and in the process of collection. Loans greater than 90 days past due may remain on an accrual status if management determines it has adequate collateral and cash flow to cover the principal and interest or is in the process of refinancing. If a loan or a portion of a loan that is delinquent more than 90 days is adversely classified, or is partially charged off, the loan is generally classified as nonaccrual. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the full collectability of principal and interest of a loan, it is placed on nonaccrual status immediately, rather than delaying such action until the loans become 90 days past due.

When a loan is placed on nonaccrual status, previously accrued and uncollected interest is reversed, and the amortization of related deferred loan fees or costs is suspended. While a loan is classified as nonaccrual and the future collectability of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding. When the future collectability of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a nonaccrual loan has been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Cash interest receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge-offs have been fully recovered.

Loans placed on non-accrual status may be returned to accrual status after:

•	payments are received for a minimum of six (6) consecutive months in accordance with the loan documents, and any doubt as to the loan's full collectability has been removed; or

•	the loan is restructured and supported by a well-documented credit evaluation of the borrower's financial condition and the prospects for full payment.

When a loan is returned to accrual status after restructuring the risk rating remains unchanged until a satisfactory payment history is re-established typically for at least six months.

Nonperforming assets totaled $9.5 million, or 8.4% of total assets at December 31, 2012 and are comprised of non-accrual loans of $5.5 million, accruing troubled debt restructures (“TDR’s”) of $2.1 million and repossessed collateral of $1.8 million. The balance of nonperforming assets at December 31, 2011 was $11.7 million or 7.1% of total assets. The decrease at December 31, 2012 from December 31, 2011 was a result of management’s aggressive approach to workout and resolution of problem loans.

Real estate acquired through, or in lieu of, foreclosure is held for sale and is stated at the estimated fair market value of the property, less estimated disposal costs. Any excess of the principal over the estimated fair market value at the time of acquisition is charged to the allowance for loan losses. The estimated fair market value is reviewed periodically by management and any write-downs are charged against current earnings. Development and improvement costs relating to property are capitalized unless such added costs cause the properties recorded value to exceed the estimated fair market value. Net operating income or expenses of such properties are included in collection, repossession and other real estate owned expenses.

A summary of nonperforming assets, including troubled debt restructurings, as of the dates indicated follows:

	For the year ended December 31,
(Dollars in thousands)	2012	2011	2010
Non-accrual loans	$5,471	$7,949	$6,915
Accruing troubled debt restructurings:
Commercial real estate:
Non-owner occupied	1,373	1,999	-
Commercial and industrial	687	531	-
Total accruing TDRs	2,060	2,530	-

Real estate owned	1,768	1,262	551
Total nonperforming assets	$9,299	$11,741	$7,466

Nonaccrual troubled debt restructurings
Non-owner occupied commercial real estate	-	419	-
Residential mortgages	-	27	-

Total nonaccrual loans to total loans	4.84%	7.43%	5.03%
Total nonaccrual loans to total assets	3.06%	4.80%	3.25%
Total nonperforming assets to total assets	5.65%	7.09%	3.51%

Total loans	113,070	106,947	137,553
Total assets	178.696	165,551	212,526

Loans With Deteriorated Credit Quality

In the acquisition of BOVA certain loans were acquired which showed evidence of deterioration in credit quality. These loans are accounted for under the guidance of ASC 310-30. Information related to these loans as of the dates indicated is provided in the following table.

(In thousands)	2012	2011	2010
Contract principal balance	$16,718	$24,338	$37,083
Accretable discount	(476)	(366)	-
Nonaccretable discount	(165)	(1,290)	(7,249)
Book value of loans	$16,077	$22,682	$29,834

Investment Securities

The total securities portfolio (excluding restricted securities) was $18.5 million at December 31, 2012 as compared to $25.6 million at December 31, 2011. All securities were designated as available for sale and were recorded at estimated market value.

Amortized cost and fair values of securities available for sale are as follows:

	For the year ended December 31,
	2012		2011		2010
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
U.S. Government agencies	$3,425	$3,455	$-	$-	$5,208	$5,198
Agency guaranteed mortgage-backed securities	15,007	15,056	25,556	25,578	20,583	20,399
Municipal	-	-	-	-	9,766	9,359
Total	$18,432	$18,511	$25,556	$25,578	$35,557	$34,956

The portfolio is available to support liquidity needs of BOVA as well as a source of interest income. Sales of available for sale securities were $9.7 million during the year ended December 31, 2012 and $17.9 million during the year ended December 31, 2011. During 2012 and 2011, we liquidated our position in certain U.S. Government agency and municipal securities while increasing the balance and shortening the maturities of our agency-guaranteed mortgage-backed securities.

This strategy reduced our portfolio yield while also reducing our interest rate and liquidity risk. We take into account the risk-weighting category of a security so as to minimize any adverse effect it may have on BOVA’s risk-weighted capital ratio.

As of December 31, 2012, we had unrealized losses of $33 thousand on four of our agency-guaranteed mortgage-backed securities with an aggregate fair value of $3.7 million. All of the unrealized losses are attributable to increases in interest rates and not to credit deterioration. Currently, we do not believe that it is probable that we will be unable to collect all amounts due according to the contractual terms of the investments. Because the decline in market value is attributable to changes in interest rates and not to credit quality and because it is not likely we will be required to sell the investments before recovery of their amortized cost bases, we do not consider these investments to be other-than-temporarily impaired at December 31, 2012.

The following tables set forth the scheduled maturities and average yields of securities available for sale at December 31, 2012.

	Within One Year		After One Year Within Five Years		After Five Years Within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government Agencies	$-		$-	-	$-	-	$3,455	1.96%	3,455
Agency guaranteed mortgage-backed securities	-	-	610	0.18%	5,257	1.99%	9,189	1.28%	15,056
Total	$-		$610		$5,257		$12,644		$18,511

Deposits and Other Interest-Bearing Liabilities

At December 31, 2012, total deposits were $154.4 million, compared to $148.0 million at December 31, 2011. Core deposits, which by FDIC guidelines exclude certificates of deposit of $100,000 or more, are derived predominantly from the local retail and commercial market and provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $113.3 million at December 31, 2012, or 73.2% of total deposits, compared to $102.3 million at December 31, 2011, or 69.1% of total deposits. Deposits, and particularly core deposits, have been the primary source of funding and have enabled us to successfully meet both our short-term and long-term liquidity needs. We anticipate that such deposits will continue to be our primary source of funding in the future. Our loan-to-deposit ratio was 73.2% at December 31, 2012 and 72.3% at December 31, 2011.

The following table sets forth our deposits by category at the dates indicated.

	At December 31,
	2012		2011		2010
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Noninterest-bearing demand accounts	$19,498	12.6%	$16,833	11.4%	$14,506	7.9%
NOW accounts	14,830	9.6%	11,597	7.8%	7,479	4.1%
Savings and money market accounts	24,563	15.9%	18,089	12.2%	19,010	10.4%
Time deposits - less than $100,000	54,142	35.1%	55,776	37.7%	77,055	42.1%
Time deposits - $100,000 or more	41,395	26.8%	45,685	30.9%	64,973	35.5%
Total	$154,428	100.0%	$147,980	100.0%	$183,023	100.0%

At December 31, 2012, 44.8% of our time deposits over $100,000 had maturities within twelve months. Large certificate of deposit customers tend to be more sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes in comparison to core deposits. As a result of measured efforts to reduce dependency on these non-core deposits, transaction and savings account products with attractive rates and features were promoted, thus increasing those balances as a percentage of total deposits from 31.4% at December 31, 2011 to 38.2% at December 31, 2012. Even with gradual rate reductions in these categories, balances are increasing.

The maturity distribution of our time deposits of $100,000 or more and other time deposits at December 31, 2012, is set forth in the following table:

	December 31, 2012
(Dollars in thousands)	Time Deposits of $100k and greater	Time Deposits of Less Than $100k	Total
Months to maturity:
Three months or less	$7,041	$9,759	$11,958
Over three to twelve months	11,120	19,914	35,876
One to three years	15,272	13,489	28,761
Over three years	7,962	10,980	18,942
Total	$41,395	$54,142	$95,537

At December 31, 2012, 37.6% of time deposits mature in the three to twelve months time frame. This is indicative of customers’ reluctance to extend maturities in the current economy. Management monitors maturity trends in time deposits as part of its overall asset liability management strategy.

Liquidity and Capital Resources

Liquidity

Liquidity management involves monitoring our sources and uses of funds in order to meet our short-term and long-term cash flow requirements while optimizing profits. Liquidity represents an institution’s ability to meet present and future financial obligations, including through the sale of existing assets or the acquisition of additional funds through short-term borrowings. BOVA’s primary access to liquidity comes from several sources: operating cash flows from payments received on loans and mortgage-backed securities, increased deposits, and cash reserves. BOVA’s secondary sources of liquidity are Federal Funds sold, unpledged securities available for sale, and borrowings from correspondent banks, the FHLB and the Federal Reserve Bank‘s Discount Window. Liquidity strategies are implemented and monitored by the Asset/Liability Committee (“ALCO”) of our BOVA Board of Directors.

BOVA’s deposit base grew by 4.4% from $148.0 million at December 31, 2011 to $154.4 million at December 31, 2012. In a concerted effort to reduce its funding costs BOVA allowed high-cost time deposits to roll out of the Bank during 2011 and the first half of 2012 and concentrated on generation of more reasonably-price core deposit growth. In the second half of 2012, BOVA gradually increased its retail deposit base in anticipation of funding a $30 million residential mortgage held for sale loan program that commenced in December 2012. Core deposits at December 31, 2012 were 73.27% of total deposits compared to $69.17% at December 31, 2011. As it looks to implement other loan growth initiatives for 2013, BOVA has developed several funding strategies, including judicious use of brokered and institutional deposits, to augment core deposit growth and further reduce the cost of funds. Development of several sources of funding beyond core deposit growth ensures maximum liquidity access without dependence on higher cost sources of funds.

BOVA maintains an investment portfolio of available for sale marketable securities that may be used for liquidity purposes by either pledging them through repo transactions against borrowings from the FHLB or a correspondent bank or by selling them on the open market. Those securities consist primarily of U.S. Government agency debt securities. To the extent any securities are pledged against borrowing from one credit facility, the borrowing ability of other secured borrowing facilities would be reduced by a like amount.

Borrowings

Throughout 2011 and as of December 31, 2012, BOVA had a $10.0 million committed repo line with a correspondent bank through which borrowings could be made against the pledge of marketable securities subject to mark-to-market valuations and standard collateral borrowing ratios. This line was unused during 2011 and 2012 and remains fully available. BOVA also maintains a $2.5 million secured line of credit as well as a $5.0 million unsecured lines of credit with other correspondent banks that were available for direct borrowings or Federal Funds purchased.

BOVA is a member of the Federal Home Loan Bank of Atlanta (FHLB), which provides access to additional lines of credit and other products offered by the FHLB. These borrowings are largely secured by BOVA’s loan portfolio. The FHLB maintains a blanket security agreement on qualifying collateral. As of December 31, 2012, BOVA had $10 million in secured borrowings outstanding with the FHLB Atlanta against pledged eligible mortgage loan collateral, at a stated interest rate of 1.62%. There were $5.1 million in FHLB advances as of December 31, 2012. As of December 31, 2012, BOVA had a total credit availability of $25.6 million at the FHLB which could be accessed through pledging a combination of eligible mortgage loan collateral and investment securities. The FHLB offers a variety of floating and fixed rate loans at terms ranging from overnight to 20 years; therefore, BOVA can match borrowings mitigating interest rate risk. BOVA is also a member in good standing of the Federal Reserve Bank System and has approved access to the Federal Reserve Bank Discount Window where it can borrow short-term funds against the pledge of loans and securities.

Liquidity Contingency Plan

Historically BOVA has maintained both a retail branch-based and an asset-based liquidity strategy and has not depended materially on brokered deposits or utilized securitization as sources of liquidity. BOVA strives to follow regulatory guidance in the management of liquidity risk and has established a Board-approved Contingency Funding Plan (CFP) that prescribes liquidity risk limits and guidelines and includes pro forma cash flow analyses of BOVA’s sources and uses of funds under various liquidity scenarios. BOVA’s CFP includes funding alternatives that can be implemented if access to normal funding sources is reduced.

We are not aware of any trends, events or uncertainties that are reasonably likely to have a material adverse effect on our short term or long term liquidity. Based on the current and expected liquidity needs, including any liquidity needs associated with loan growth or generated by off-balance sheet transactions such as commitments to extend credit, commitments to purchase securities and standby letters of credit, we expect to be able to meet our obligations for the next twelve months.

Capital

BOVA is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements. Under the regulatory capital adequacy guidelines BOVA must meet specific capital guidelines that are based on quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are also subject to qualitative judgments by the regulators.

Quantitative measures established by regulation to ensure capital adequacy require financial institutions to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). At December 31, 2012, BOVA met all capital adequacy requirements to which it was subject. BOVA is also required to maintain capital at a minimum level as a proportion of quarterly average assets, which is known as the leverage ratio. The minimum levels to be considered well-capitalized are 5% for tier 1 leverage ratio, 6% for tier 1 risk-based capital ratio, and 10% for total risk-based capital ratio.

BOVA exceeded all the regulatory capital requirements at the dates indicated and was considered well-capitalized, as set forth in the following table.

(Dollars in thousands)	December 31, 2012	December 31, 2011	December 31, 2010
Tier 1 capital	$14,939	$12,221	$6,661
Tier 2 capital	1,515	1,490	1,995
Total qualifying capital	$16,454	$13,711	$8,656
Total risk-adjusted assets	$113,321	$113,674	$52,788

Tier 1 leverage ratio	8.71%	7.34%	7.85%
Tier 1 risk-based capital ratio	12.31%	10.75%	10.90%
Total risk-based capital ratio	13.55%	12.06%	12.21%

Cordia is considered a small bank holding company, based on its asset size under $500 million. Accordingly it is exempt from Federal regulatory guidelines related to leverage ratios and risk-based capital.

Interest Rate Sensitivity

The pricing and maturity of assets and liabilities are monitored and managed in order to diminish the potential adverse impact that changes in rates could have on net interest income. The principal monitoring techniques employed by us are the Economic Value of Equity (EVE) and Net Interest Income or Earnings at Risk (NII or EaR) and the repricing “gap.” EVE and NII are cash flow and earnings simulation modeling techniques which predict likely economic outcomes given various interest rate scenarios. The repricing gap is the positive or negative dollar difference between the balance of assets and liabilities that are subject to interest rate repricing within a given period of time.

Interest rate sensitivity can be managed by closely matching the interest rate repricing periods of assets or liabilities at the time they are acquired and by adjusting that match as the balance sheet grows or the mix of asset and liability characteristics or interest rates change. That adjustment can be accomplished by selling securities available for sale, replacing an asset or liability at maturity with those of different characteristics, or adjusting the interest rate during the life of an asset or liability. Managing the amount of different assets and liabilities that reprice in a given time interval may help to hedge the risk and minimize the impact on net interest income of rising or falling interest rates.

At December 31, 2012, BOVA’s cumulative gap to assets was 5.5% compared to 1.3% at December 31, 2011.  This change is a direct reflection of strategic realignment of the securities portfolio, continued shift toward variable rate loans, and the rolldown of higher-priced time deposits.   Continued management of the balance sheet and its interest-sensitive components has resulted in a positive cumulative gap throughout all repricing periods with the exception of the overnight period, which is due to the immediately-repriceable nature of checking, savings, and money market accounts.   Application of a 200 basis point rate increase to the margin resulted in a $145 thousand improvement to the margin or a 3.24% change.  Application of a 200 basis point rate increase resulted in a 12.69% appreciation in equity compared to a 1.72% appreciation at December 31, 2011, whereas a decrease of 100 basis points results in an 8.42% depreciation in equity, compared to a 1.82% depreciation in equity at December 31, 2011.

Off-Balance Sheet Risk/Commitments and Contingencies

Through our operations, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At December 31, 2012, we had issued commitments to extend credit of $12.0 million through various types of commercial lending arrangements. The majority of these commitments to extend credit had variable rates.

We evaluate each customer’s credit worthiness for such commitments on a case-by-case basis in the same manner as for the approval of a direct loan. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

Contractual obligations as of December 31, 2012 are summarized in the following table.

		Payments due by period
(Dollars in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Time deposits	$95,537	47,750	28,710	19,077	-
Operating lease obligations	1,582	266	519	492	305
Total	$97,119	$48,016	$29,229	$19,569	$305

Critical Accounting Policies

Cordia’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. Cordia’s financial position and results of operations are affected by management’s application of accounting policies, including judgments made to arrive at the carrying value of assets and liabilities and amounts reported for revenues, expenses and related disclosures. Different assumptions in the application of these policies could result in material changes in our financial position and/or results of operations.

Estimates, assumptions, and judgments are necessary principally when assets and liabilities are required to be recorded at estimated fair value, when a decline in the value of an asset carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded based upon the probability of occurrence of a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are either based on quoted market prices or provided by third party sources, when available. When third party information is not available, valuation adjustments are estimated in good faith by management primarily through the use of internal or third party modeling techniques and/or appraisal estimates.

Cordia’s accounting policies are fundamental to understanding Management’s Discussion and Analysis. The following is a summary of Cordia’s “critical accounting policies.” In addition, the disclosures presented in the Notes to the Consolidated Financial Statements and in this section provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.

Business Combinations

Cordia accounts for its business combinations under the acquisition method of accounting, a cost allocation process which requires the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. The acquisition method of accounting requires an acquirer to recognize the assets acquired and the liabilities assumed at the acquisition date measured at their fair values as of that date. To determine the fair values, Cordia relies on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques.

Acquired Loans with Specific Credit-Related Deterioration.

Acquired loans with specific credit deterioration are accounted for by Cordia in accordance with FASB Accounting Standards Codification 310-30. Certain acquired loans, those for which specific credit-related deterioration, since origination, is identified, are recorded at fair value reflecting the present value of the amounts expected to be collected. Income recognition on these loans is based on a reasonable expectation about the timing and amount of cash flows to be collected. Acquired loans deemed impaired and considered collateral dependent, with the timing of the sale of loan collateral indeterminate, remain on non-accrual status and have no accretable yield.

Allowance for Loan Losses

We monitor and maintain an allowance for loan losses to absorb losses inherent in the loan portfolio. We maintain policies and procedures that address the systems of controls over the following areas of maintenance of the allowance: the systematic methodology used to determine the appropriate level of the allowance to provide assurance they are maintained in accordance with accounting principles generally accepted in the United States of America; the accounting policies for loan charge-offs and recoveries; the assessment and measurement of impairment in the loan portfolio; and the loan grading system.

We evaluate loans graded substandard or worse individually for impairment. These evaluations are based upon expected discounted cash flows or collateral values. If the evaluation shows that the loan’s expected discounted cash flows or underlying collateral is not sufficient to repay the loan as agreed in accordance with the terms of the loan, then a specific reserve is established for the amount of impairment, which represents the difference between the principal amount of the loan less the expected discounted cash flows or value of the underlying collateral, net of selling costs.

For loans without individual measures of impairment which are loans graded special mention or better, we make estimates of losses for pools of loans grouped by similar characteristics, including the type of loan as well as the assigned loan classification. A loss rate reflecting the expected loss inherent in a group of loans is derived based upon estimates of default rates for a given loan grade and the predominant collateral type for the group. The resulting estimate of losses for pools of loans is adjusted for relevant environmental factors and other conditions of the portfolio of loans, including: borrower and industry concentrations; levels and trends in delinquencies, charge-offs and recoveries; changes in underwriting standards and risk selection; level of experience, ability and depth of lending management; and national and local economic conditions.

The amount of estimated impairment for individually evaluated loans and pools of loans is added together for a total estimate of loan losses. This estimate of losses is compared to our allowance for loan losses as of the evaluation date and, if the estimate of losses is greater than the allowance, an additional provision to the allowance would be made through a charge to the income statement. If the estimate of losses is less than the existing allowance, the degree to which the allowance exceeds the estimate is evaluated to determine whether the allowance falls outside a range of estimates. If the estimate of losses is below the range of reasonable estimates, the allowance is reduced by way of a credit to the provision for loan losses. We recognize the inherent imprecision in estimates of losses due to various uncertainties and variability related to the factors used, and therefore a reasonable range around the estimate of losses is derived and used to ascertain whether the allowance is materially overstated. If different assumptions or conditions were to prevail and it is determined that the allowance is not adequate to absorb the new estimate of probable losses, an additional provision for loan losses would be made in future periods. These additional provisions may be material to the Financial Statements.

Impact of Inflation

Since the assets and liabilities of financial institutions such as BOVA are primarily monetary in nature, interest rates have a more significant effect on BOVA’s performance than do the effects of changes in the general rate of inflation and changes in prices of goods and services. In addition, interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. As discussed previously, we seek to manage the relationships between interest sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The information required by this Item 7A is incorporated by reference to information appearing in the MD&A Section of this Annual Report on Form 10-K, more specifically in the sections entitled “Interest Rate Sensitivity” and “Liquidity Contingency Plan.

Item 8.	Financial Statements and Supplementary Data

Consolidated Balance Sheets

As of December 31, 2012 and 2011 (In thousands, except per share data)

	2012	2011
Assets
Cash and due from banks	$4,234	$4,167
Federal funds sold and interest bearing deposits with banks	7,747	23,250
Total cash and cash equivalents	11,981	27,417
Securities available for sale, at fair market value	18,511	25,578
Restricted securities	1,156	1,134
Loans held for sale	28,949	-
Loans net of allowance for loan losses of $2,110 and $2,285 in 2012 and 2011, respectively	110,960	104,662
Premises and equipment, net	4,392	4,528
Accrued interest receivable	419	426
Other real estate owned, net of valuation allowance	1,768	1,262
Other assets	560	544
Total assets	$178,696	$165,551

Liabilities and Stockholders’ Equity
Deposits
Non-interest bearing	$19,498	$16,833
Savings and interest-bearing demand	39,393	29,686
Time, $100,000 and over	41,395	45,685
Other time	54,142	55,776
Total deposits	154,428	147,980
Accrued expenses and other liabilities	1,129	1,323
FHLB borrowings	10,000	5,113
Total liabilities	165,557	154,416

Stockholders’ Equity
Preferred stock, 2,000 shares authorized, $0.01 par value,
none issued and outstanding	-	-
Common stock:
Series A – 0 and 60,000,000 shares authorized at December 31,
2012 and 2011, respectively, $0.01 par
value, 0 and 404,187 issued and outstanding at
December 31, 2012 and 2011, respectively
(0 and 578,125 restricted shares, respectively)	-	4
Series B – 0 and 60,000,000 shares authorized at December 31,
2012 and 2011 respectively, $0.01 par
value, 0 and 1,106,918 issued and outstanding at
December 31, 2012 and 2011, respectively	-	11
Series C –5,000,000 and 60,000,000 shares authorized at December 31,
2012 and 2011, respectively, none issued and outstanding	-	-
Common stock – 120,000,000 shares authorized, $0.01
par value, 75,000,000 shares currently undesignated.
At December 31, 2012, 2,077,605 shares were
outstanding (excluding 578,125 restricted shares)	21	-
Additional paid-in capital	14,428	11,760
Retained deficit	(5,701)	(5,157)
Accumulated other comprehensive income	56	22
Noncontrolling interest	4,334	4,495
Total stockholders’ equity	$13,139	$11,135
Total liabilities and stockholders’ equity	$178,696	$165,551

See Notes to Consolidated Financial Statements

Consolidated Statements of Operations

For the years ended December 31, 2012 and 2011 (In thousands, except per share data)

	2012	2011
Interest income
Interest and fees on loans	$7,784	$9,710
Investment securities	587	610
Federal funds sold and deposits with banks	70	49
Total interest income	8,441	10,369
Interest expense
Interest on deposits	1,529	1,722
Interest on FHLB borrowings	23	56
Total interest expense	1,552	1,778
Net interest income	6,889	8,591
Provision for loan losses	588	2,763
Net interest income after provision for loan losses	6,301	5,828
Non-interest income
Service charges on deposit accounts	134	181
Net loss on sale of available for sale securities	(30)	(283)
Other fee income	148	222
Total non-interest income	252	120
Non-interest expense
Salaries and employee benefits	3,680	3,449
Occupancy expense	562	589
Equipment expense	290	326
Data processing	400	377
Marketing expense	110	102
Legal and professional	569	646
Bank franchise tax	94	146
FDIC assessment	363	507
Goodwill impairment loss	-	5,882
(Gain) loss on sale of OREO, net	(86)	38
Other real estate expense	182	203
Other operating expenses	1,115	978
Total non-interest expense	7,279	13,243
Consolidated net loss	(726)	(7,295)
Less: Net loss-noncontrolling interest	182	2,881
Net loss attributable to Cordia Bancorp, Inc.	$(544)	$(4,414)
Basic loss per share	$(0.32)	$(2.95)
Diluted loss per share	$(0.32)	$(2.95)
Weighted average shares outstanding, basic	1,705,112	1,497,982
Weighted average shares outstanding, diluted	1,705,112	1,497,982

See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income (Loss)

For the years ended December 31, 2012 and 2011 (In thousands)

		Non-
	Cordia	controlling
	Bancorp	Interest	Total

Net loss, 2011	$(4,414)	$(2,881)	$(7,295)

Unrealized gains on available-for-sale securities:
Unrealized holding gains during the period	206	134	340
Reclassification adjustment	171	112	283
Other comprehensive income	377	246	623

Comprehensive loss, 2011	$(4,037)	$(2,635)	$(6,672)

Net loss, 2012	$(544)	$(182)	$(726)

Unrealized gains on available-for-sale securities:
Unrealized holding gains during the period	16	10	26
Reclassification adjustment	18	12	30
Other comprehensive income	34	22	56

Comprehensive loss, 2012	$(510)	$(160)	$(670)

See Notes to Consolidated Financial Statement

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2012 and 2011 (In thousands)

	Cordia Stock
	Series A	Series B	Series C	Common	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total
Balance December 31, 2010	$4	$11	$—	$—	$11,213	$(743)	$(355)	$7,130	$17,260
Stock issuance costs					(1)				(1)
Common stock issued					550				550
Redemption of shares					(2)				(2)
Net loss						(4,414)		(2,881)	(7,295)
Other comprehensive income							377	246	623
Balance December 31, 2011	4	11			11,760	(5,157)	22	4,495	11,135
Conversion of Series A and Series B to Common stock	(4)	(11)		15					-
Issuance of Series C shares			6		2,794				2,800
Stock issuance costs					(126)				(126)
Conversion of Series C shares to Common shares			(6)	6					-
Net loss						(544)		(182)	(726)
Other comprehensive income							34	22	56
Balance December 31, 2012	$-	$-	$-	$21	$14,428	$(5,701)	$56	$4,335	$13,139

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

As of December 31, 2012 and 2011 (In thousands)

	2012	2011
Cash flows from operating activities
Net loss	$(726)	$(7,295)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net amortization of premium on investment securities	157	237
Depreciation and amortization	381	395
Provision for loan losses	588	2,763
Gain on sale of fixed assets	-	(9)
Loss on available for sale securities	30	283
Impairment of OREO	-	25
(Gain) loss on sale of OREO	(86)	38
Goodwill impairment	-	5,882
Increase in loans purchased for resale	(28,949)	-
Change in assets and liabilities:
Decrease in accrued interest receivable	5	348
(Increase) decrease in other assets	(52)	61
Decrease in accrued expense and other liabilities	(193)	(470)
Net cash (used in) provided by operating activities	(28,845)	2,258
Cash flows from investing activities
Purchases of securities available for sale	(9,554)	(17,906)
(Issuance) redemptions of restricted securities, net	(22)	301
Proceeds from sales/maturities of available for sale securities	11,222	19,993
Proceeds from sale of OREO	976	975
Proceeds from sale of fixed assets	-	9
Payments on mortgage-backed securities	5,323	7,394
Net (increase) decrease in loans	(9,085)	26,974
Purchases of premises and equipment	(142)	(112)
Net cash (used in) provided by investing activities	(1,282)	37,628
Cash flows from financing activities
Proceeds from sale of stock, net	2,674	547
Net increase (decrease) in demand, savings, interest-bearing checking and money market deposits	12,372	5,524
Net decrease in time deposits	(5,355)	(39,523)
FHLB advance	10,000	-
Repayment of FHLB borrowings	(5,000)	(5,000)
Net cash provided by (used in) financing activities	14,691	(38,452)
Net (decrease) increase in cash and cash equivalents	(15,436)	1,434
Cash and cash equivalents at beginning of period	27,417	25,983
Cash and cash equivalents at end of period	$11,981	$27,417
Supplemental disclosure of cash flow information
Cash payments for interest	$2,241	$3,533
Supplemental disclosure of noninvesting activities
Fair value adjustment for securities	$56	$623
Other real estate owned transfer from loans	$1,396	$1,749

See Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies

Organization

Cordia Bancorp Inc. (“Company” or “Cordia”) was incorporated in 2009 by a team of former bank CEOs, directors and advisors seeking to invest in undervalued community banks in the Mid-Atlantic and Southeast. The Company was approved as a bank holding company by the Board of Governors of the Federal Reserve in November 2010 and granted the authority to purchase a majority interest in Bank of Virginia (“Bank”or “BOVA”) at that time.

On December 10, 2010, Cordia purchased $10.3 million of BOVA’s common stock at a price of $7.60 per share, resulting in the ownership of 59.8% of the outstanding shares. On August 28, 2012, Cordia purchased an additional $3.0 million of BOVA common stock at a price of $3.60 per share increasing their ownership to 67.4%. At December 31, 2012 its ownership was 67.4%. Cordia’s principal business is the ownership of BOVA. Because Cordia does not have any business activities separate from the operations of BOVA, the information in this document regarding the business of Cordia reflects the activities of Cordia and BOVA on a consolidated basis. References to “we” and “our” in this document refer to Cordia and BOVA, collectively.

The Company is authorized to issue 200 million shares of common stock having a par value of $.01 per share and 2,000 shares of preferred stock having a par value of $.01 per share. Of the 200 million shares of common stock, the Company was previously authorized to issue 60 million series A shares, 60 million series B shares, 60 million series C shares and 80 million shares undesignated. Effective July 27, 2012, following a shareholder vote in favor of reclassification of the series A and series B shares, the Company is authorized to issue 120 million shares of common stock, five million series C common shares and 75 million undesignated shares.

In 2009 and 2010, the Company raised in a private placement an aggregate of $955,000 by selling 982,312 net shares of Series A Common Stock to its directors and officers at an average price of $0.97 per share. These funds were used to fund the organization and early stage expenses of the Company. These directors and officers entered into agreements with the Company which provided for initial vesting of an incremental percentage of these shares as well as time vesting over four years for the remaining shares, subject to substantial reductions in number of shares ultimately owned if the Company was not successful in pursuing its growth strategy. See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and Item 13. “Certain Relationships, and Related Transactions, and Director Independence.”

The Bank was organized under the laws of the Commonwealth of Virginia to engage in a general banking business serving the communities in and around the Richmond, Virginia metropolitan area. The Bank commenced regular operations on January 12, 2004, and is a member of the Federal Reserve System, Federal Deposit Insurance Corporation and the Federal Home Loan Bank of Atlanta. The Bank is subject to the regulations of the Federal Reserve System and the State Corporation Commission of Virginia. Consequently, it undergoes periodic examinations by these regulatory authorities.

Principles of Consolidation

The accompanying consolidated financial statements include all accounts of the Company and the Bank. All material intercompany balances and transactions have been eliminated in consolidation.

Noncontrolling interest reflects the ownership interest of the minority shareholders of the Bank. Items of income (loss) and other comprehensive income (loss) applicable to Bank operations are allocated to the noncontrolling interest account based on the average ownership percentage of the minority shareholders.

Summary of Significant Accounting Policies

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. The more significant of these policies are summarized below.

(a) Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of deferred tax assets, the valuation of other real estate owned, goodwill, intangible assets, acquired loans with specific credit-related deterioration and fair value measurements.

(b) Cash and Cash Equivalents

For purposes of the statement of cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for one day periods.

(c) Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at estimated fair value. The Company classifies all securities as available for sale. Other securities, such as Federal Reserve Bank stock and Federal Home Loan Bank stock, are carried at cost and are listed on the balance sheet as restricted securities.

In estimating other than temporary impairment losses management considers, (1) the length of time and extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) our ability to retain our investment for a period of time sufficient to allow for any anticipated recovery in fair value.

Impairment of securities occurs when the fair value of a security is less than its amortized cost. For debt securities, impairment is considered other-than-temporary and recognized in its entirety in net income if either (1) the Company intends to sell the security or (2) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. If, however, the Company does not intend to sell the security and it is not more-than-likely that the Company will be required to sell the security before recovery, management must determine what portion of the impairment is attributable to a credit loss, which occurs when the amortized cost of the security exceeds the present value of the cash flows expected to be collected from the security. If there is no credit loss, there is no other-than-temporary impairment. If there is a credit loss, other-than-temporary impairment exists, and the credit loss must be recognized in net income and the remaining portion of impairment must be recognized in other comprehensive income.

For equity securities carried at cost as restricted securities, impairment is considered to be other-than-temporary based on our ability and intent to hold the investment until a recovery of value. Other-than-temporary impairment of an equity security results in a write-down that must be included in income. The Company regularly reviews each security for other-than-temporary impairment based on criteria that include the extent to which costs exceed market price, the duration that market decline, the financial health of and specific prospects for the issuer, management’s best estimate of the present value of cash flows expected to be collected on these debt securities, the Company’s intention with regard to holding the security to maturity and the likelihood that the Company would be required to sell the security before recovery. The Company adjusts amortization or accretion on each bond on a level yield basis monthly.

(d) Loans Held For Sale

Secondary market mortgage loans are designated as held for sale at the time of their origination. These loans are pre-sold with servicing released and the Company does not retain any interest after the loans are sold. These loans consist primarily of fixed-rate, single-family residential mortgage loans which meet the underwriting characteristics of certain government–sponsored enterprises (conforming loans). In addition, the Company requires a firm purchase commitment from a permanent investor before a loan can be committed, thus limiting interest rate risk. Loans held for sale are carried at the lower of cost or fair value. Gains on sales of loans are recognized at the loan closing date and are included in noninterest income. In February 2013, a proposal to increase the line to $60 million was approved by the board of directors.

(e) Loans

The Bank grants commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by commercial loans throughout the greater Richmond, Virginia metropolitan area. The ability of the Bank’s debtors to honor their contracts is dependent upon numerous factors including the collateral performance, general economic conditions, as well as the underlying strength of borrowers and guarantors.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are generally reported at their outstanding unpaid principal balances adjusted for the allowance for loan losses and net deferred fees and costs. Interest income is accrued on the unpaid principal balance. Loan origination and commitment fees and certain direct costs are deferred and the net amount is amortized as an adjustment of the related loan’s yield. The Bank is amortizing these amounts on an effective interest method over the loan’s contractual life or to the pay-off date if the balance is repaid prior to maturity. There are no current commitments to purchase loans at this time. Loans are recorded based on purpose, collateral and repayment period. Interest is calculated on a 365/360 for commercial loans and 365/365 for consumer loans. Interest is accrued on a daily basis.

The past due status of a loan is based on the contractual due date of the most delinquent payment due. Each loan will be placed in one of the following categories: current, 1-29 days past due, 30-59 days past due, 60-89 days past due and over 90 days past due. Generally, the accrual of interest on a loan is discontinued at the time the loan becomes 90 days delinquent unless the credit is well-secured or in process of collection or refinancing.

All interest accrued but not collected is reversed against interest income when a loan is placed on nonaccrual or charged off. The interest on loans in nonaccrual status is accounted for on the cash basis or cost recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

In situations where, for economic or legal reasons related to a borrower’s financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a troubled debt restructuring (TDR). Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance, re-amortization, and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans. There were three loans with an aggregate principal balance of $2.1 million classified as TDRs as of December 31, 2012, while there were five loans with an aggregate principal balance of $3.4 million classified as TDRs as of December 31, 2011.

Acquired loans with specific credit deterioration are accounted for by Cordia in accordance with FASB Accounting Standards Codification 310-30. Certain acquired loans, those for which specific credit-related deterioration, since origination, is identified, are recorded at fair value reflecting the present value of the amounts expected to be collected. Income recognition on these loans is based on a reasonable expectation about the timing and amount of cash flows to be collected. Acquired loans deemed impaired and considered collateral dependent, with the timing of the sale of loan collateral indeterminate, remain on non-accrual status and have no accretable yield.

(f) Allowance for Loan Losses

The allowance for loan losses (ALL) is increased by charges to income and decreased by charge-offs, net of recoveries. The allowance is established and maintained at a level management deems adequate to cover losses inherent in the portfolio as of the balance sheet date and is based on management’s evaluation of the risks in the loan portfolio and changes in the nature and volume of loan activity. There are risks inherent in all loans, so an allowance is maintained for loans to absorb probable losses on existing loans that may become uncollectible. The allowance is established and maintained as losses are estimated to have occurred through a provision for loan losses charged to earnings, which increases the balance of the allowance. Loan losses for all segments are charged against the allowance when management believes the uncollectability of a loan is confirmed, which decreases the balance of the allowance. Subsequent recoveries, if any, are credited back to the allowance.

The amount of the allowance is established through the application of a standardized model, the components of which are: an impairment analysis of specific loans to determine the level of any specific reserves needed, a broad analysis of historical loss experience and economic and environmental factors to determine the level of general reserves needed.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

In order for the ALL methodology to be considered valid and for Management to make the determination if any deficiencies exist in the process, the Bank at a minimum requires:

•	A review of trends in loan volume, delinquencies, restructurings and concentrations;
•	Tests of source documents and underlying assumptions to determine that the established methodology develops reasonable loss estimates; and
•	An evaluation of the appraisal process of the underlying collateral which may be accomplished by periodically comparing the appraised value to the actual sales price on selected properties sold.

Note 4 includes additional discussion of how the allowance is quantified. The use of various estimates and judgments in the Bank’s ongoing evaluation of the required level of allowance can significantly affect the Bank’s results of operations and financial condition and may result in either greater provisions against earnings to increase the allowance or reduced provisions based upon management’s current view of portfolio and economic conditions and the application of revised estimates and assumptions.

The specific component of the allowance relates to loans that are classified as either doubtful or substandard. For such loans that are also classified as impaired, a loan level allowance is established. The evaluation of the need for a specific reserve involves the identification of impaired loans and an analysis of those loans’ repayment capacity from both primary (cash flow) and secondary (real estate and non real estate collateral or guarantors) sources and making specific reserve allocations to impaired loans that exhibit inherent weaknesses and various credit risk factors. All available collateral is analyzed and valued, with discounts applied according to the age of any real estate appraisals or the liquidity of other asset classes. The analysis is compared to the aggregate Bank loan exposure, giving consideration to the Bank’s lien preference and other actual and contingent obligations of the borrower. Any loan guarantors are rated and their value weighted based on an analysis of the guarantor’s net worth, including liabilities, liquid assets, and annual cash flows and total contingent liabilities.

The impairment of a loan occurs when it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. We do not consider a loan impaired during a period of insignificant delay in payment if we expect the ultimate collection of all amounts due. Impairment is measured as the difference between the recorded investment in the loan and the evaluation of the present value of expected future cash flows or the observable market price of the loan or collateral value of the impaired loan when that cash flow or collateral value is lower than the carrying value of that loan. Loans that are collateral dependent, that is, loans where repayment is expected to be provided solely by the underlying collateral, and for which management has determined foreclosure is probable, are measured for impairment based on the fair value of the collateral as described above.

The general component covers non classified loans and special mention loans and is based on historical loss experience adjusted for qualitative factors.

The model estimates future loan losses by analyzing historical loss experience and other trends within the portfolio, including trends in delinquencies and charge-offs, the opinions of regulators, changes in the growth rate, size and composition of the loan portfolio, particularly the level of special mention rated loans, the level of past due loans, the level of home equity loans and commercial real estate loans in aggregate and as a percentage of capital, and industry information.

A component of the general allowance for unimpaired loans is established based on a weighted average historical loss factor for the prior twelve quarters (with more weight given to the more recent quarters) and the level of unimpaired loans.

Also included in management’s estimates for loan losses are considerations with respect to the impact of local and national economic trends, the outcomes of which are uncertain. These events may include, but are not limited to, a general slowdown in the national or local economy, national and local unemployment rates, local real estate values, fluctuations in overall lending rates, political conditions, legislation that may directly or indirectly affect the banking industry and economic conditions affecting the specific geographic area in which the Bank conducts business.

The allowance model is a fluid model which includes several factors that can be adjusted to reflect rapid changes in the economic environment, loan portfolio trends and individual borrowers' financial condition and risk, the interpretation of which can have significant impact on the perceived allowance needed.

(g) Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the assets' estimated useful lives. Estimated useful lives range from 10 to 30 years for buildings and 3 to 10 years for autos, furniture, fixtures and equipment. The value of land is carried at cost. Cost is based on the fair value at the date of the acquisition of Bank of Virginia.

(h) Other Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosure are held for sale. They are initially recorded at the assets’ fair market value at the date of foreclosure, less estimated selling costs thus establishing a new cost basis. Subsequent to foreclosure, valuations of the assets are periodically performed by management. Adjustments are made to the lower of the carrying amount or fair market value of the assets less selling costs. Revenue and expenses from operations are included in net expenses from foreclosed assets. The Bank’s investment in foreclosed assets totaled $1.8 million and $1.3 million at December 31, 2012 and 2011, respectively.

(i) Goodwill and Other Intangibles

FASB ASC 805, Business Combinations, requires that the acquisition method of accounting be used for all business combinations. With acquisitions, the Company is required to record assets acquired, including any intangible assets, and liabilities assumed at fair value, which involves relying on estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analysis or other valuation methods. The Company records goodwill per ASC 350, Intangibles-Goodwill and Others. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value-based test. Additionally, under ASC 350, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the assets can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful lives. ASC 350 discontinues any amortization of goodwill and other intangible assets with indefinite lives, but requires an impairment review at least annually or more often if certain conditions exist. The Company followed ASC 350 and determined that core deposit intangibles will be amortized over their estimated useful life. Core deposit intangibles are evaluated for impairment in accordance with ASC 350. Goodwill was determined to be impaired in 2011.

(j) Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, operating loss carryforwards, and tax credit carryforwards. Deferred tax liabilities are recognized for taxable temporary differences.

Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, the recognition of the asset is less than probable. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the positions taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is recognized as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. As of December 31, 2012 and 2011, the Company had recorded no such liability.

Interest and penalties associated with the unrecognized tax benefits would be classified as additional income taxes in the statements of operations.

Banks operating in Virginia are not subject to Virginia State Income Tax, but are subjected to Virginia Bank Franchise Taxes.

(k) Marketing Costs

The Company follows the policy of charging the production costs of marketing/advertising to expense as incurred unless the advertising campaign extends for a significant time period, in which case, such costs will be amortized to expense over the duration of the advertising campaign.

(l) Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

(m) Loss Per Share

Basic loss per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

The calculation for basic and diluted earnings per common share for the years ended December 31, 2012 and 2011, is as follows:

(In thousands)	2012	2011

Net loss attributable to Company	$(544)	$(4,414)

Weighted average basic and dilutive shares outstanding	1,705,112	1,497,982

Basic and diluted loss per common share	$(0.32)	$(2.95)

For the years ended December 31, 2012 and 2011, 578,125 shares of unvested Series A Common Stock were excluded from the computation of basic and diluted earnings per common share. All other vested and unvested Series A shares, which carry all rights and privilege of a stockholder with respect to the stock, including the right to vote, were included in the per common share calculation.

(n) Stock Option Plan

Authoritative accounting guidance requires the costs resulting from all share-based payments to employees be recognized in the financial statements. Stock-based compensation is estimated at the date of grant, using the Black-Scholes option valuation model for determining fair value. The Bank recognized stock-based compensation expense of $34.7 thousand and $11.8 thousand in 2012 and 2011, respectively. There were no Cordia stock options outstanding at December 31, 2012 and 2011.

(o) Fair Value Measurements

Fair values of financial instruments are estimated using relevant market information and other assumptions as more fully disclosed in Note 14. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or market conditions could significantly affect the estimates.

(p) Transfer of Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when 1) the assets have been isolated from the Company – put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership; 2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets; and 3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity of the ability to unilaterally cause the holder to return specified assets.

(q) Reclassification

In certain circumstances, reclassifications have been made to prior period information to conform to the 2012 presentation. Such reclassifications had no effect on previously reported shareholders’ equity or net loss.

Recent Accounting Pronouncements

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860) – Reconsideration of Effective Control for Repurchase Agreements.” The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in this ASU were effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU is the result of joint efforts by the FASB and International Accounting Standards Board (IASB) to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements. The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards (IFRS). The amendments were effective for interim and annual periods beginning after December 15, 2011 with prospective application. The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” The new guidance amends disclosure requirements for the presentation of comprehensive income. The amended guidance eliminates the option to present components of other comprehensive income (“OCI”) as part of the statement of changes in shareholders’ equity. All changes in OCI must be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. The guidance does not change the items that must be reported in OCI. The Company adopted this guidance effective 2012, and has elected to present two separate but consecutive financial statements.

In September 2011, the FASB issued ASU 2011-08, “Intangible – Goodwill and Other (Topic 350) – Testing Goodwill for Impairment.”  The amendments in this ASU permit an entity to first assess qualitative factors related to goodwill to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill test described in Topic 350.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued.  The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities.” This ASU requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company does not expect the adoption of ASU 2011-11 to have a material impact on its consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” The amendments in this ASU apply to all entities that have indefinite-lived intangible assets, other than goodwill, reported in their financial statements. The amendments in this ASU provide an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The amendments also enhance the consistency of impairment testing guidance among long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset’s fair value when testing an indefinite-lived intangible asset for impairment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company does not expect the adoption of ASU 2012-02 to have a material impact on its consolidated financial statements.

In January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The amendments in this ASU clarify the scope for derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements and securities borrowing and securities lending transactions that are either offset or subject to netting arrangements. An entity is required to apply the amendments for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The Company does not expect the adoption of ASU 2013-01 to have a material impact on its consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The amendments in this ASU require an entity to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income. In addition, the amendments require a cross-reference to other disclosures currently required for other reclassification items to be reclassified directly to net income in their entirety in the same reporting period. Companies should apply these amendments for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. The Company is currently assessing the impact that ASU 2011-03 will have on its consolidated financial statements.

Note 2. Business Combination

On December 10, 2010, the Company purchased 1,355,263 newly issued shares of the common stock of the Bank of Virginia, which gave it a 59.8% ownership interest. In accordance with ASC 805-10, this transaction is considered a business combination. Under the acquisition method of accounting, the assets and liabilities of the Bank were marked to fair value and goodwill was recorded for the excess of consideration paid over net fair value received. Based on the consideration paid and the fair value of the assets received and the liabilities assumed, goodwill of $5.9 million was recorded. Goodwill was determined to be impaired in its entirety during the fourth quarter of 2011. In addition to goodwill, other assets and liabilities of the Bank of Virginia were marked to their respective fair value as of December 10, 2010.

(In thousands)

Investment in Bank of Virginia	$10,300
Cash and cash equivalents	15,716
Investment securities	35,914
Loans	138,681
Premises and equipment	4,823
Core deposit intangibles	249
Other assets	4,993
Fair value of assets acquired	200,376
Deposits	185,164
FHLB borrowings	10,473
Other liabilities	1,689
Fair value of liabilities assumed	197,326

Minority interest	7,468
Goodwill	$5,882

These estimated fair values differed substantially in some cases from the carrying amounts of the assets and liabilities reflected in the financial statements of BOVA which, in most cases were valued at historical cost. Subsequent to that date, the fair value adjustments are being amortized over the expected life of the related asset or liability or otherwise adjusted as required by GAAP.

At the time of the Company’s initial investment in the Bank, a third party expert was hired to assist in determining the fair value of assets acquired and liabilities assumed in accordance with authoritative accounting guidance.

The most significant asset acquired in the transaction was the $150.5 million loan portfolio at a fair value discount of $11.8 million. The estimated fair value of the performing portion of the portfolio was approximately $107 million. The fair value mark on the performing loans of $2.2 million is being accreted to interest income over the remaining lives of the loans in accordance with FASB Accounting Standards Codification (“ ASC” ) 10-0 (formerly SFAS 91). The estimated lives vary according to the expected maturity of loans within each segment and range between 14 and 52 months.

Certain loans, those for which specific credit-related deterioration since origination was identified, were recorded at fair value. Income recognition on these loans is based on expectations about the timing and amount of cash flows to be collected. Acquired loans deemed impaired and considered collateral dependent, with the timing of the sale of loan collateral indeterminate, remain on non-accrual status and have no accretable yield.

In accordance with U.S. GAAP, there was no carryover of the allowance for loan losses that had been previously recorded by the Bank.

The Company acquired an investment portfolio with a fair value of $35.9 million. The fair value of the investment portfolio was determined by taking into account market prices obtained from independent valuation sources. The total fair value adjustment at the time of Cordia’s initial investment was $920 thousand. The fair value adjustment is accreted into income over the life of the security. If the security is sold or called prior to maturity, the realized gain or loss is calculated as the difference between the current book value and the sale or call proceeds. The current book value includes the accretion of the fair value adjustment recorded to date.

In connection with the transaction, the Company acquired other real estate owned with a fair value of $551 thousand. Other real estate owned was measured at fair value less cost to sell.

The Company also acquired premises and equipment with a fair value of $4.8 million. Evaluations for all owned locations were obtained. The fair value adjustment assigned to land of $603 thousand will not be amortized. The fair value adjustment assigned to bank buildings of $252 thousand is being amortized over the remaining lives of the properties of approximately 25 years. The adjustment will reduce depreciation expense during the amortization period. The Company also acquired several lease obligations in connection with the merger. The unfavorable lease position totaled $822 thousand and is being amortized as a reduction to occupancy expense over the remaining lives of the leases of 8.75 years.

The core deposit intangible of $249 thousand was valued by an independent third party using a discounted cash flow analysis to determine the market value of the acquired deposits to fund operations versus using comparable term (to maturity) wholesale borrowing. The core deposit intangible is being amortized into expense over the estimated lives of the acquired core deposits of 84 months.

The fair value of savings and transaction deposit accounts acquired was assumed to approximate their carrying value as these accounts have no stated maturity and are payable on demand. The fair value of time deposits was calculated using a discounted cash flow analyses that calculated the present value of the projected cash flows from the portfolio. This valuation adjustment totaled $1.8 million and is being amortized into income as a reduction in interest expense over the remaining maturities of the time deposits or approximately 24 months.

The fair value of the Federal Home Loan Bank of Atlanta advances was determined based on the discounted cash flows of future payments. This adjustment to the face value of the borrowings was $473 thousand and was amortized to reduce interest expense over the remaining lives of the respective borrowings maturing through August 2012.

Direct costs related to the acquisition were expensed as incurred.

The following fair value adjustments remain on acquired assets and liabilities as of the dates indicated (dollars in thousands):

	December 31, 2012	December 31, 2011
Loans	$1,714	$3,387
Investment securities	-	263
Property & equipment	(837)	(846)
Core deposit intangible	175	210
FHLB advances	-	(113)
Time deposits	(169)	(738)
Building lease obligation	(634)	(728)

There has been no change in the estimated lives originally assigned as of the date of acquisition for property and equipment, core deposit intangible, Federal Home Loan Bank advances, time deposits and the unfavorable lease. Federal Home Loan Bank advances were repaid in their entirety during 2012 and full amortization of the original fair value mark has occurred. The mark on loans has changed significantly as charge-offs and payoffs have occurred since the acquisition date. Also, performing acquired loans have declined significantly due to payoffs and maturities of the original acquired loans to $44.5 million and $65.9 million at December 31, 2012 and December 31, 2011, respectively. Due to calls, maturities and sales of investment securities, none of the acquired securities are remaining at December 31, 2012.

Interest income is impacted by the accretion of the fair value discount on the loan portfolio as well as the accretion of the accretable discount on loans acquired with deteriorated credit quality. Interest income is also impacted by the change in accretion on the investment securities that is the result of the reset of the amortized book value amount to the fair value as of the day of the investment. Interest expense is impacted by the amortization of the premiums on time deposits and the FHLB advances. Net interest income is impacted by the combination of all of these items.

The provision for loan losses is significantly impacted by these acquisition accounting adjustments. The credit risk associated with the loan portfolio is reflected in the fair value determination as of the day of the investment by Cordia. Accordingly, on the day of the investment, there is no allowance for loan losses related to the purchased loans on the balance sheet of Cordia, while there is a significant allowance for loan losses on the balance sheet of BOVA.

Non-interest income is impacted by the gain or loss on the sale of investment securities. Because investments owned on the day of the investment by Cordia have a different book basis, the amount of the gain or loss on the sale of these investments that is reported by Cordia differs from the amounts reported by BOVA. Noninterest expense is impacted by the depreciation adjustment that is the result of a fair value discount recorded on certain branch locations, rent adjustment related to certain lease commitments being above market as of the day of the investment and amortization of the core deposit intangible.

The net effect of the amortization, depreciation and accretion associated with Cordia’s purchase adjustments had the following impact on the consolidated financial statements:

	December 31, 2012	December 31, 2011
Loans	$(545)	$(522)
Investment securities	(129)	(297)
Property & equipment	8	6
Core deposit intangible	(36)	(27)
FHLB advances	112	113
Time deposits	569	487
Building lease obligation	94	70
Net impact to net income	$73	$(170)

Note 3. Securities

Amortized cost and fair values of securities available for sale at December 31, 2012 and 2011 are as follows:

				Estimated
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
2012
U.S Government Agencies	$3,425	$30	$-	$3,455
Agency Guaranteed Mortgage- backed securities	15,007	82	33	15,056
Total	$18,432	$112	$33	$18,511
2011
Agency Guaranteed Mortgage- backed securities	$25,556	$125	$103	$25,578
Total	$25,556	$125	$103	$25,578

The amortized cost and fair value of securities available for sale as of December 31, 2012, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties. They are as follows:

	Amortized Cost	Estimated Fair Value
December 31, 2012
1 year or less	$-	$-
Over 1 year through 5 years	596	610
Over 5 years through 10 years	5,269	5,257
Over 10 years	12,567	12,644
Total	$18,432	$18,511

As of December 31, 2012, the portfolio is concentrated in average maturities of over ten years. The portfolio is available to support liquidity needs of the Company. Sales of available for sale securities were $9.7 million in 2012 and $17.8 million during 2011. In 2012, gross realized gains were $82.3 thousand with corresponding losses of $112.3 thousand.

Management does not believe any individual unrealized loss position as of December 31, 2012 represents an other-than-temporary impairment. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (i) the intent of the Company to sell the security, (ii) whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, and (iii) whether the Company expects to recover the securities’ entire amortized cost basis regardless of the Company’s intent to sell the security. Furthermore, the Company believes the value is attributable to changes in market interest rates and not the credit quality of the issuer.

The Company had no investments in a continuous unrealized loss position for more than 12 months as of December 31, 2012 or 2011.

As of December 31, 2012, the Company had unrealized losses on four of its Agency Guaranteed Mortgage-backed securities of $33 thousand with an aggregate fair value of $3.7 million. All of the unrealized losses are attributable to increases in interest rates and not to credit deterioration. Currently, the Company does not believe that it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Because the decline in market value is attributable to changes in interest rates and not to credit quality and because it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2012.

There were no held to maturity securities at December 31, 2012 and 2011.

Mortgage-backed securities with a combined market value of $2.0 million and $1.9 million were pledged to secure public funds with the State of Virginia at December 31, 2012 and 2011, respectively. In addition, we had $2.9 million mortgage-backed securities pledged to cover a relationship with our main correspondent bank as of December 31, 2012.

Note 4.	Allowance for Loan Losses and Credit Quality

The Bank categorizes its loan receivables into three main categories which are commercial real estate loans, commercial and industrial loans, and consumer loans. Each category of loan has a different level of credit risk. Real estate loans are generally safer than loans secured by other assets because the value of the underlying collateral is generally ascertainable and does not fluctuate as much as other assets. Owner occupied commercial real estate loans are generally the least risky type of commercial real estate loan. Non owner occupied commercial real estate loans and construction and development loans contain more risk. Commercial loans, which can be secured by real estate or other assets, or which can be unsecured, are generally more risky than commercial real estate loans. Consumer loans may be secured by residential real estate, automobiles or other assets or may be unsecured. Those secured by residential real estate are the least risky and those that are unsecured are the most risky type of consumer loans. Any type of loan which is unsecured is generally more risky than a secured loan. These levels of risk are general in nature, and many factors including the creditworthiness of the borrower or the particular nature of the secured asset may cause any type of loan to be more or less risky than another. In the commercial real estate category of the loan portfolio the segments are acquisition-development-construction, non owner occupied and owner occupied. In the consumer category of the loan portfolio the segments are residential real estate, home equity lines of credit and other. Management has not further divided its seven segments into classes. This provides Management and the Board with sufficient information to evaluate the risks within the Bank’s portfolio.

Under the Bank’s residential mortgage held for sale loan program commenced in December 2012, no loan loss allowance is required due to the high quality and short holding period of the loans that are held for sale.

Below is a table that exhibits the loans by class at December 31, 2012 and 2011.

	Composition of loan portfolio At December 31,
(In thousands)	2012	2011
Commercial Real Estate:
Acquisition, development, and construction	$3,313	$6,065
Non owner occupied	30,747	30,644
Owner occupied	39,570	31,790
Commercial and industrial	23,488	19,492
Consumer:
Residential mortgage	7,260	8,003
Home equity lines of credit	8,395	10,298
Other	297	655
Total loans	$113,070	$106,947
Allowance for loan losses	(2,110)	(2,285)
Total loans, net of allowance	$110,960	$104,662

Acquired in the acquisition of Bank of Virginia, and included in the table above, are loans acquired with evidence of deterioration in credit quality. These loans are accounted for under the guidance ASC 310-30. Information related to these loans is as follows:

(In thousands)	2012	2011
Contract principal balance	$16,718	$24,338
Accretable discount	(476)	(366)
Nonaccretable discount	(165)	(1,290)
Book value of loans	$16,077	$22,682

A discount is applied to these loans such that the carrying amount approximates the cash flows expected to be received from the borrower or from the liquidation of collateral. Due to a high level of uncertainty regarding the timing and amount of these cash flows in December 2010, Management initially considered the entire discount to be nonaccretable. However, due to improvement in the status of some credits, some discount was transferred to accretable during 2012 and 2011. Cash flows received on these loans will be applied on a cost recovery method, whereby payments are applied first to the loan balance. When the loan balance is fully recovered, payments will then be applied to income. Any future reductions in carrying value as a result of deteriorating credit quality will require an allowance for loan losses related to these loans.

A summary of changes to the accretable and nonaccretable discounts during 2012 and 2011 are as follows:

(in thousands)	Accretable Discount	Nonaccretable Discount
Balance, December 31, 2010	$-	$7,249
Charge-offs related to loans covered by ASC 310-30	-	(5,037)
Transfer to accretable discount	922	(922)
Balance, December 31, 2011	$366	$1,290
Charge-offs related to loans covered by ASC 310-30	-	(361)
Transfer to accretable discount	764	(764)
Discount accretion	(654)	-
Balance, December 31, 2012	$476	$165

RISK RATING PROCESS

On a quarterly basis, the process of estimating the Allowance for Loan Loss begins with Management’s review of the risk rating assigned to individual credits. Through this process, loans adversely risk rated are evaluated for impairment based on ASC 310-40.

Risk Grades

The following is a summary of the risk rating definitions the Bank uses to assign a risk grade to each loan within the portfolio:

Grade 1 - Highest Quality	Loans have little to no risk and are generally secured by liquid collateral and/or a low loan-to-value ratio.

Grade 2 - Above Average Quality	Loans have minimal risk to well qualified borrowers and no significant questions as to safety.

Grade 3 - Satisfactory	Loans are satisfactory loans with financially sound borrowers and secondary sources of repayment.

Grade 4 - Pass	Loans are satisfactory loans with borrowers not as financially strong as risk grade 3 loans, but may exhibit a higher degree of financial risk based on the type of business supporting the loan.

Grade 5- Special Mention	Loans to borrowers that exhibit potential credit weakness or a downward trend that warrant additional supervision. While potentially weak, the loan is currently marginally acceptable and no loss of principal or interest is envisioned.

Grade 6 – Substandard	Borrowers with one or more well defined weaknesses that jeopardize the orderly liquidation of the debt. Normal repayment from the borrower is in jeopardy, although no loss of principal is envisioned. Possibility of loss or protracted workout exists if immediate corrective action is not taken.

Grade 7 – Doubtful	Loans with all the weaknesses inherent in a Substandard classification, with the added provision that the weaknesses make collection of debt in full highly questionable and improbable, based on currently existing facts, conditions, and values. Serious problems exist to the point where a partial loss of principal is likely.

Grade 8 – Loss	Borrower is deemed incapable of repayment of the entire principal. A Charge-off is required for the portion of principal management has deemed it will not be repaid.

The following is the distribution of loans by credit quality and class as of December 31, 2012 and 2011.

December 31, 2012	Commercial Real Estate				Consumer
(In thousands) Credit Quality by Class	Acq-Dev Construction	Non-Owner Occupied	Owner Occupied	Commercial and Industrial	Residential Mortgage	HELOC	Other	Total
1 Highest Quality	$-	$-	$-	$-	$-	$-	$1	$1
2 Above Average Quality	-	-	3,082	1,088	119	86	3	4,378
3 Satisfactory	392	6,261	19,727	6,598	4,074	3,969	186	41,207
4 Pass	319	13,094	9,649	12,215	1,844	2,263	69	39,453
5 Special Mention	-	5,769	1,668	1,351	684	274	16	9,762
6 Substandard	-	188	481	570	32	347	22	1.640
7 Doubtful	-	-	-	-	-	552	-	552
	711	25,312	34,607	21,822	6,753	7,491	297	96,993
Loans acquired with deteriorating credit quality	2,602	5,435	4,963	1,666	507	904	-	16,077
Total loans	$3,313	$30,747	$39,570	$23,488	$7,260	$8,395	$297	$113,070

December 31, 2011	Commercial Real Estate				Consumer
(In thousands) Credit Quality by Class	Acq-Dev Construction	Non-Owner Occupied	Owner Occupied	Commercial and Industrial	Residential Mortgage	HELOC	Other	Total
1 Highest Quality	$-	$-	$-	$47	$-	$-	$2	$49
2 Above Average Quality	-	-	581	627	166	60	-	1,434
3 Satisfactory	544	6,290	17,132	5,433	3,849	6,202	298	39,748
4 Pass	119	9,548	5,339	4,801	1,945	2,040	187	23,979
5 Special Mention	-	6,527	2,188	6,570	1,343	882	112	17,622
6 Substandard	371	-	237	603	-	162	36	1,409
7 Doubtful	-	-	-	-	-	24	-	24
	1,034	22,365	25,477	18,081	7,303	9,370	635	84,265
Loans acquired with deteriorating credit quality	5,031	8,279	6,313	1,411	700	928	20	22,682
Total loans	$6,065	$30,644	$31,790	$19,492	$8,003	$10,298	$655	$106,947

A summary of the balances of loans outstanding by days past due, including accruing and non-accruing loans by portfolio class as of December 31, 2012 and 2011 was as follows:

	Commercial Real Estate				Consumer
December 31, 2012 (In thousands)	Acq-Dev Construction	Non-Owner Occupied	Owner Occupied	Commercial and Industrial	Residential Mortgage	HELOC	Other	Total
30-59 days	$-	$480	$-	$139	$-	$30	$-	$649
60-89 days	-	-	-	-	-	-	-	-
>90 days	420	-	2,599	740	180	739	-	4,678
Total past due	420	480	2,599	879	180	769	-	5,327
Current	2,893	30,267	36,971	22,609	7,080	7,626	297	107,743
Total loans	$3,313	$30,747	$39,570	$23,488	$7,260	$8,395	$297	$113,070
>90 days still accruing	$-	$-	$-	$-	$-	$-	$-	$-

	Commercial Real Estate				Consumer
December 31, 2011 (In thousands)	Acq-Dev Construction	Non-Owner Occupied	Owner Occupied	Commercial and Industrial	Residential Mortgage	HELOC	Other	Total
30-59 days	$-	$-	$1,482	$230	$66	$-	$-	$1,778
60-89 days	-	-	247	52	-	-	6	305
>90 days	1,622	419	681	819	475	186	42	4,244
Total past due	1,622	419	2,410	1,101	541	186	48	6,327
Current	4,443	30,225	29,380	18,391	7,462	10,112	607	100,620
Total loans	$6,065	$30,644	$31,790	$19,492	$8,003	$10,298	$655	$106,947
>90 days still accruing	$-	$-	$-	$65	$131	$-	$-	$196

A summary of non-accrual loans by portfolio class as of December 31, 2012 and 2011 is as follows:

(In thousands)	2012	2011
Commercial Real estate:
Acquisition, development, and construction	$420	$3,097
Non owner occupied	-	419
Owner occupied	2,599	2,335
Commercial and Industrial	878	957
Consumer:
Residential mortgage	180	343
HELOC	1,371	721
Other consumer	23	77
Total loans	$5,471	$7,949

Certain loans were identified and individually evaluated for impairment at December 31, 2012. A number of these impaired loans were not charged with a valuation allowance due to Management’s judgment that the cash flows from the underlying collateral or equity available from guarantors was sufficient to recover the Bank’s entire investment, while several other loans experienced collateral deterioration and supplemental specific reserves were added. In a few cases, it was decided that the collateral deficiency was a confirmed loss and the amount of the specific reserve was recorded as a partial charge off. The results of those analyses are presented in the following tables.

The following is a summary of related impaired loans excluding acquired impaired loans, presented by portfolio class as of December 31, 2012:

	Recorded	Unpaid	Related	Average Recorded	Interest
(In thousands)	Investment	Principal	Allowance	Investment	Recorded

With no related allowance recorded:
Commercial Real Estate:
Acquisition, development, and construction	$-	$-	$-	$-	$-
Non owner occupied	189	189	-	189	1
Owner occupied	481	481	-	481	3
Commercial and Industrial	553	553		553	1
Consumer:
Residential	228	228	-	228	-
HELOC	129	129	-	129	-
Other	23	23	-	23	2
Total	$1,603	$1,603	$-	$1,603	$7
With an allowance recorded:
Commercial Real Estate:
Acquisition, development, and construction	$-	$-	$-	$-	$-
Non owner occupied	-	-	-	-	-
Owner occupied	-	-	-	-	-
Commercial and Industrial	52	52	33	33	1
Consumer:
Residential	-	-	-	-	-
HELOC	661	661	405	405	-
Other	-	-	-	-	-
Total	$713	$713	$438	$438	$1

The following is a summary of related impaired loans excluding acquired impaired loans, presented by portfolio class as of December 31, 2011:

				Average
	Recorded	Unpaid	Related	Recorded	Interest
(In thousands)	Investment	Principal	Allowance	Investment	Recorded

With no related allowance recorded:
Commercial Real Estate:
Acquisition, development, and construction	$-	$-	$-	$-	$-
Non owner occupied	237	237	-	240	-
Owner occupied				-
Commercial and Industrial	616	616	-	540	-
Consumer:
Residential	-	-	-	82	-
HELOC	179	179	-	179	-
Other	29	29	-	30	2
Total	$1,061	$1,061	$-	$1,071	$2
With an allowance recorded:
Commercial Real Estate:
Acquisition, development, and construction	$-	$-	$-	$-	$-
Non owner occupied	-	-	-	-	-
Owner occupied	-	-	-	-	-
Commercial and Industrial	-	-	-	-	-
Consumer:
Residential	-	-	-	-	-
HELOC	25	25	25	25	-
Other	29	29	29	30	-
Total	$54	$54	$54	$55	$-

Loans with deteriorated credit quality acquired as part of the Bank of Virginia acquisition are accounted for under the requirements of ASC 310-30. These loans are not considered impaired and not included in the table above. Because the Bank of Virginia acquisition occurred on December 10, 2010, all loans with deteriorated credit quality were covered by ASC 310-30 and there were no impaired loans as of December 31, 2010.

Troubled Debt Restructurings

Troubled Debt Restructurings (TDRs): In situations where, for economic or legal reasons related to a borrower’s financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a troubled debt restructuring (TDR). When loans are modified under the terms of a TDR, the Company typically offers the borrower an extension of the loan, maturity date and/or a reduction in the original contractual interest rate.

The number and outstanding recorded investment of loans entered into under the terms of a TDR during the years ended December 31, 2012 and 2011, including modifications of acquired impaired loans, by type of concession granted, are set forth in the following tables:

(Dollars in 000’s)	December 31, 2012
	Number of loans	Rate Modification	Term Extension	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial Real Estate – Non-Owner Occupied	-	-	$-	$-	$-
Commercial and Industrial	1	-	311	311	139
Consumer – Residential Mortgage	-	-	-	-	-
Total	1	-	$311	$311	$139

(Dollars in 000’s)	December 31, 2012
	Number of loans	Rate Modification	Term Extension	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Commercial Real Estate – Non-Owner Occupied	2	-	$2,418	$2,418	$2,418
Commercial and Industrial	2	-	531	406	531
Consumer – Residential Mortgage	1	27	-	27	27
Total	5	27	$2,949	$2,851	$2,976

Troubled debt restructured loans are considered to be in default if the borrower fails to make timely payments under the terms of the restructure and repayment possibilities have been exhausted. There were no troubled debt restructurings that defaulted within one year during the year ended December 31, 2012 whereby all repayment possibilities had been exhausted. The table below shows troubled debt restructurings that defaulted within one year during the year ended December 31, 2011:

(Dollars in 000’s)	December 31, 2011
	Number of Contracts	Recorded Investment
Commercial	-	$-
Real Estate – Residential	1	27
Real Estate – Commercial	-	-
Real Estate – Construction	-	-
Total	1	$27

As of December 31, 2012, loans classified as troubled debt restructurings as either acquired loans or as post-acquisition impaired loans in the impaired disclosure above totaled $2.1 million. At December 31, 2012, $2.1 million of the loans classified as troubled debt restructurings are in compliance with the modified terms. As of December 31, 2011, loans classified as troubled debt restructurings and included as impaired loans in the impaired disclosure above totaled $2.9 million. At December 31, 2011, $2.9 million of the loans classified as troubled debt restructurings were in compliance with the modified terms, and $2.9 million had paid per the terms of the restructuring; however, they remained on non-accrual.

A summary of the allowance for loan losses by portfolio segment as of December 31, 2012 is as follows (in thousands):

	Commercial Real Estate				Consumer
	Acquisition,			Commercial
	Development,	Non-Owner	Owner	and	Residential
	Construction	Occupied	Occupied	Industrial	Mortgage	HELOC	Other	Total
Allowance for loan losses
Beginning balance, December 31, 2011	$296	$474	$496	$569	$188	$215	$47	$2,285
(Charge-offs) recovery	(16)	(273)	-	(270)	(133)	(23)	(48)	(763)
Provision (recovery)	(51)	30	(146)	483	(5)	265	12	588
Ending balance, December 31, 2012	$229	$231	$350	$782	$50	$457	$11	$2,110

Allowance for loans losses for loans
Individually evaluated for impairment	$-	$-	$-	$33	$-	$405	$-	$438
Collectively evaluated for impairment	29	231	61	744	50	9	11	1,135
Loans acquired with deteriorated credit quality	200	-	289	5	-	43	-	537
Ending balance	$229	$231	$350	$782	$50	$457	$11	$2,110

Gross loan balances
Individually evaluated for impairment	$-	$189	$481	$605	$228	$790	$23	$2,316
Collectively evaluated for impairment	711	25,123	34,126	21,217	6,525	6,701	274	94,677
Loans acquired with deteriorated credit quality	2,602	5,435	4,963	1,666	507	904	-	16,077
Ending balance	$3,313	$30,747	$39,570	$23,488	$7,260	$8,395	$297	$113,070

A summary of the allowance for loan losses by portfolio segment as of December 31, 2011 is as follows (in thousands):

	Commercial Real Estate				Consumer
	Acquisition,			Commercial
	Development,	Non-Owner	Owner	and	Residential
	Construction	Occupied	Occupied	Industrial	Mortgage	HELOC	Other	Total
Allowance for loan losses
Beginning balance, December 31, 2010	$-	$50	$-	$-	$-	$-	$-	$50
(Charge-offs) recovery	-	-	-	(528)	-	-	-	(528)
Provision (recovery)	296	424	496	1,097	188	215	47	2,763
Ending balance, December 31, 2011	$296	$474	$496	$569	$188	$215	$47	$2,285

Allowance for loans losses for loans
Individually evaluated for impairment	$-	$-	$-	$-	$-	$25	$29	$54
Collectively evaluated for impairment	21	467	496	501	152	190	17	1,844
Loans acquired with deteriorated credit quality	275	7	-	68	36	-	1	387
Ending balance	$296	$474	$496	$569	$188	$215	$47	$2,285

Gross loan balances
Individually evaluated for impairment	$-	$237	$-	$616	$-	$204	$58	$1,115
Collectively evaluated for impairment	1,034	22,128	25,477	17,465	7,303	9,166	577	83,150
Loans acquired with deteriorated	5,031	8,279	6,313	1,411	700	928	20	22,682
Ending balance	$6,065	$30,644	$31,790	$19,492	$8,003	$10,298	$655	$106,947

Note 5. Intangible Assets

In 2010, the Company acquired a majority interest in the Bank of Virginia. The Company recorded a core deposit intangible related to this acquisition of $249 thousand. This asset represents the estimated fair value of the core deposits and was determined based on the present value of future cash flow related to those deposits considering the industry standard “financial instrument” type present value methodology. The core deposit intangible is amortized over the estimated life of the deposits using the straight-line method. A summary of the activity in this account is as follows:

Balance December 31, 2010	246
Amortization	(36)
Balance December 31, 2011	210
Amortization	(36)
Balance December 31, 2012	$174

Amortization expense is expected to be approximately $36,000 per year through 2017.

The Company also recorded Goodwill related to the acquisition of the Bank of Virginia. Goodwill is tested at least annually to determine if there is any impairment. The test conducted in accordance with ASC 350 last occurred as of September 30, 2011. As a result of this test, it was determined that Goodwill was impaired in its entirety. As a result, an impairment charge of $5.9 million was recorded in 2011. This impairment was primarily the result of decline in the market value of the Bank of Virginia stock as a result of continuing credit losses.

Note 6. Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment follows:

(In thousands)	2012	2011
Buildings and improvements	$2,506	$2,486
Land	1,403	1,403
Furniture, fixtures and equipment	777	635
Leasehold improvements	376	328
Automobiles	34	34
	$5,096	$4,886
Less accumulated depreciation	(704)	(358)
	$4,392	$4,528

The Company leases three branch locations under operating leases that were acquired as part of a business combination. Management determined that one of these leases required lease payments that were above market as of the date of the acquisition. A liability was established for $822 thousand at acquisition, the amount the contractual payments exceeded fair value. This liability is being accreted into income as a reduction of lease expense over the life of the lease. Following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2012.

(In thousands)
	Gross Rent	Accretion	Net Rent

2013	$360	$(94)	$266
2014	352	(94)	258
2015	355	(94)	261
2016	359	(94)	265
2017	321	(94)	227
Later years	469	(164)	305
Total minimum payments required	$2,216	$(634)	$1,582

Total rent expense for the years ended December 31, 2012 and 2011 amounted to $258 thousand and $271 thousand, respectively, net of accretion. For the years ended December 31, 2012 and 2011, depreciation expense totaled $345 thousand and $365 thousand, respectively, net of related fair value adjustments of $8 thousand per year.

Note 7. Borrowings

The Bank is a member of the Federal Home Loan Bank of Atlanta (FHLB) which provides for short-term and long-term advances, typically collateralized by various mortgage products. The FHLB maintains a blanket security agreement on qualifying collateral. Detail related to FHLB advances at December 31, 2012 is as follows:

	Maturity
(In thousands)	Date	2012	2011

FHLB advance – 4.40%	August 2012	-	5,000
FHLB advance – 1.62%	December 2019	10,000	-
Fair value adjustment		-	113
		$10,000	$5,113

Should the FHLB borrowing be repaid prior to maturity, the Bank may have to pay a mark-to-market termination fee to unwind the obligation. The Bank also has the option of converting and extending the borrowing term, subject to the inclusion of any mark-to-market fees. The borrowing is also subject to conversion by the FHLB to floating rate advances based upon the contract terms. If converted, the advance may be repaid and the transaction terminated without penalty. As of December 31, 2012, the Bank had approximately $1.6 million of remaining eligible loan collateral available for additional FHLB borrowings and remaining additional credit availability of $24.0 million based on the amount of other balance sheet investment securities held, excluding securities otherwise already pledged.

Note 8. Related Party Transactions

Executive officers, directors and their affiliates had borrowings of $1.0 million and $2.9 million and unfunded commitments of $214 thousand and $261 thousand with the Bank at December 31, 2012 and 2011. In addition, executive officers, directors and their affiliates maintained deposits of $938 thousand at December 31, 2012 and $1.8 million at December 31, 2011.

Note 9. Time Deposits

Remaining maturities on time deposits (In thousands) are as follows:

2013	$47,750
2014	11,068
2015	17,642
2016	6,132
2017	12,776
Fair value adjustment	169
Total	$95,537

The aggregate amount of time deposits of $100 thousand or more at December 31, 2012 and 2011 was $41.4 million and $46 million, respectively. The Bank maintained brokered deposits of $1.5 million and $2.6 million at December 31, 2012 and 2011, respectively.

Note 10. Income Taxes

The Company and Bank file income tax returns in the U.S. federal jurisdiction. With few exceptions, the Bank is no longer subject to U.S. federal income tax examinations by tax authorities for years prior to 2009.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2012 and 2011, are presented below:

	2012	2011

Deferred tax assets
Allowance for loan losses	$427	$1,349
Net operating loss carryforward	7,618	6,555
Bank premises and equipment	41	41
Accrued vacation	26	18
Deferred compensation	41	61
Non-accrual loan interest	271	324
OREO valuation	210	54
	8,634	8,402

Deferred tax liabilities
Unrealized gain on securities available for sale	(27)	(152)
	(27)	(152)
Net deferred tax asset	8,607	8,250
Less: valuation allowance	(8,607)	(8,250)
	$-	$-

The provision for income taxes charged to operations as of December 31, 2012 and 2011 consists of the following:

	2012	2011

Current tax expense	$-	$-
Deferred tax (benefit)	(357)	(1,534)
Change in valuation allowance	357	1,534
	$-	$-

Under the provisions of the Internal Revenue Code, the Company has approximately $22.4 million of net operating loss carryforwards which will expire if unused beginning in 2024. Due to the change in control of the Company in December 2010, approximately $12.8 million of the loss carryforward available to offset taxable income is limited to approximately $254 thousand per year for twenty years.

Note 11. Financial Instruments With Off Balance Sheet Risk

The Bank is party to credit-related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated Balance Sheet.

The Bank’s exposure to credit loss is represented by the contractual amount of these commitments. The Bank follows the same credit policies in making commitments as it does for on-balance sheet instruments.

At December 31, 2012 and 2011 the following financial instruments were outstanding whose contractual amounts represent credit risk:

(In thousands)	2012	2011

Unused commitments and commitments to fund	$11,325	$6,570
Commercial and standby letters of credit	648	888
	$11,973	$7,458

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer.

Unfunded commitments under commercial lines of credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit usually contain a specified maturity date and may not be fully drawn upon to the total extent to which the Bank is committed. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management’s credit evaluation of the customer.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Letters of credit issued generally have expiration dates within one year, except for those originally issued as two year commitments, however, upon automatic renewal, the letters of credit will then have expiration dates that expire within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in normal extensions of credit. The Bank generally holds collateral supporting those commitments, if deemed necessary.

The Bank maintains its cash accounts in two correspondent banks. Capital ratios of correspondents are reviewed periodically to ensure that their capital ratios are maintained at acceptable levels. There were no uninsured balances held with these institutions at December 31, 2012 and 2011.

Note 12. Minimum Regulatory Capital Requirements and Dividend Limitations

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, possibly additional discretionary, actions by regulators that could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, financial institutions must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. A financial institution’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Because total assets on a consolidated basis are less than $500,000,000, the Company is not subject to the consolidated capital requirements imposed by the Bank Holding Company Act. Consequently, the Company is not required to calculate its capital ratios on a consolidated basis.

Quantitative measures established by regulation to ensure capital adequacy require financial institutions to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2012, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2012, the Bank was considered as well capitalized under the Federal Reserve Bank’s regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios as of December 31, 2012 and 2011, are presented in the following table:

					Minimum To Be Well
					Capitalized Under
		Minimum			Prompt Corrective
	Actual	Capital Requirement			Action
Provisions	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Amounts in Thousands)
2012
Total Capital (to Risk-Weighted Assets)	$16,445	13.55%	$9,712	8.00%	$12,140	10.00%
Tier I Capital (to Risk-Weighted Assets)	$14,930	12.30%	$4,856	4.00%	$7,284	6.00%
Tier I Capital (to Average Assets)	$14,930	8.71%	$6,860	4.00%	$8,575	5.00%

2011
Total Capital (to Risk-Weighted Assets)	$13,711	12.06%	$9,094	8.00%	$11,367	10.00%
Tier I Capital (to Risk-Weighted Assets)	$12,221	10.75%	$4,547	4.00%	$6,821	6.00%
Tier I Capital (to Average Assets)	$12,221	7.34%	$6,660	4.00%	$8,325	5.00%

Dividend Limitations

Federal regulations limit the amount of dividends which the Bank can pay without obtaining prior approval. The amount of dividends the Bank may pay is limited to current year earnings plus retained net profits for the two preceding years. In addition, dividends paid by the Bank would be prohibited if the effect thereof would cause the Bank’s capital to fall below the minimum capital requirements. As a result of regulatory restrictions due to losses realized by the Bank during the preceding two years and the Written Agreement with the Federal Reserve Bank of Richmond, the Bank is not presently able to pay dividends. Accordingly, the Bank paid no dividends during 2012.

Note 13. Employee Benefit Plans

Employee 401(k) Savings Plan

The Company provides a 401(k) Plan that is available to employees meeting minimum eligibility requirements. The Company did not make any matching contributions to the plan in 2012 or 2011. In the past, the Board has authorized a match of employee elective deferrals up to 50% of participant contributions on the first six percent of eligible deferrals. Due to continuing bank losses, that match was suspended during the fourth quarter of 2010. The employee participants have various investment alternatives available in the 401(k) Plan; however, Company and Bank stock are currently not permitted as an investment alternative.

Employee Welfare Plan

The Company provides benefit programs to eligible full-time and part-time employees who elect coverage under the plan. Each plan has its own eligibility requirement. During an annual enrollment period each year, employees have the opportunity to change their coverage or, in certain circumstances, more frequently due to certain life-changing events. Generally, amounts paid by employees for benefit coverage are deducted from their pay on a before-tax basis. Certain benefits are deducted on an after-tax basis.

Various insurance benefits offered to employees consist of medical, dental, vision, life, accidental death and dismemberment, long term disability, short term disability, medical spending account, dependent care spending account, long term care and supplemental insurance. The health and welfare plans are administered through Multiple Employer Welfare Association (“MEWA”). Monthly employer and employee contributions are remitted to a tax-exempt employer benefits trust managed by the Virginia Bankers Association, against which the MEWA processes and pays claims.

Deferred Compensation Plan

The Bank has a deferred compensation agreement with its Former Chief Executive Officer and Vice Chairman of the board entered into in January 2005, providing for benefit payments commencing January 1, 2010, for a period of five years. The liability as of December 31, 2012, was $119,626. The annual expense for 2012 and 2011 was $50,669 and $50,669, respectively. The obligation is based upon the present value of the expected payments over the expected payout and accrual period. The expected payout is $60,000 per year through 2014.

Bank Stock Option Plan

Share-based compensation arrangements include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee stock purchase plans. ASC Topic 718 requires all share-based payments to employees to be valued using a fair value method on the date of grant and to be expensed based on that fair value over the applicable vesting period.

At the 2005 Annual Meeting, shareholders ratified approval of the Bank of Virginia 2005 Stock Option Plan (the “2005 Plan”) which made available up to 200,000 shares for potential grants of stock options. The Plan was instituted to encourage and facilitate investment in the common stock of the Bank by key employees and executives and to assist in the long-term retention of service by those executives. The Plan covers employees as determined by the Bank’s Board of Directors from time to time. Options under the Plan were granted in the form of incentive stock options.

At the 2011 Annual Meeting, the Bank’s shareholders approved a new share-based compensation plan (Bank of Virginia 2011 Stock Incentive Plan or the “2011 Plan”). Under this plan, employees, officers and directors of the Bank or its affiliates are eligible to participate. The plan’s intent was to reward employees, officers and directors of the Bank or its affiliates for their efforts, to assist in the long-term retention of service for those who were awarded, as well as align their interests with the Bank. The terms of the 2011 Plan were previously disclosed in the Bank’s definitive proxy materials for the 2011 Annual Meeting of Shareholders filed with the Board of Governors of the Federal Reserve on April 22, 2011. There are 800,000 shares reserved under the 2011 Plan and the 2011 Plan did not replace the 2005 Plan, though the Bank does not intend to issue anymore shares under the 2005 Plan.

A summary of the Bank’s option activity under the Plan as of December 31, 2012 and changes during the year then ended are presented in the following table:

	Option Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (Years)

Outstanding at December 31, 2011
(after 1 for 5 reverse stock split )	74,700	9.11	-
Granted (Under 2011 plan)	16,800	4.24	-
Exercised	-	-	-
Forfeited	(4,400)	22.58	-
Outstanding at December 31, 2012	87,100	$7.49	8.59
Exercisable at December 31, 2012	21,450	$13.10	7.49

The aggregate intrinsic value is calculated as the difference between the quoted price and the award exercise price of the stock. To the extent that the quoted price is less than the exercise price, there is no value to the underlying option awards, which was the case at December 31, 2012.

The weighted average fair value of options granted during the year was $1.52. The remaining unrecognized expense compensation costs for the options granted totaled $104,443 as of December 31, 2012 and will be recognized over the next 45 months, or 3.75 years.

The fair value of each option granted is estimated on the date of grant using the “Black Scholes Option Pricing” method with the following assumptions for the year ended December 31, 2012:

Expected dividend rate	0.0%

Expected volatility	25.0%

Expected term in years	7

Risk free rate	1.18%

Options totaling 16,800 were granted during the year ended December 31, 2012 under the 2011 plan. The expected term of options granted under both the 2011 Plan and 2005 Plan were estimated based upon anticipated behavior patterns given the contractual terms of the options granted. The risk free rate for periods within the contractual life of the option has been based on the U.S. Treasury yield curve in effect at the time of the grant. Expected volatility has been based on the historical volatility of the Bank’s stock.

The 2012 grants equaled $72 thousand in value and were fully vested by the end of 2012. The 2013 grants also equaled $72 thousand in value and will vest pro rata monthly over the course of 2013. The number of shares for each non-executive director was 3,370 and 3,321, respectively, for each of 8 directors.

Cordia does not have any benefit plans or incentive compensation plans beyond those maintained by the Bank. Cordia does provide a life insurance benefit to the President and Chief Executive Officer under the terms of his employment agreement.

Note 14. Fair Value Measurements

Fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practical to estimate the value is based upon the characteristics of the instruments and relevant market information. Financial instruments include cash, evidence of ownership in an entity, or contracts that convey or impose on an entity that contractual right or obligation to either receive or deliver cash for another financial instrument. Fair value is the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation, and is best evidenced by a quoted market price if one exists.

The following presents the methodologies and assumptions used to estimate the fair value of the Company’s financial instruments. The information used to determine fair value is highly subjective and judgmental in nature and, therefore, the results may not be precise. Subjective factors include, among other things, estimates of cash flows, risk characteristics, credit quality, and interest rates, all of which are subject to change. Since the fair value is estimated as of the balance sheet date, the amounts that will actually be realized or paid upon settlement or maturity on these various instruments could be significantly different.

Financial Instruments with Book Value Equal to Fair Value

The book values of cash and due from banks, federal funds sold and purchased, loans held for sale, interest receivable, and interest payable are considered to be equal to fair value as a result of the short-term nature of these items.

Securities Available for Sale

For securities available for sale, fair value is based on current market quotations, where available. If quoted market prices are not available, fair value has been based on the quoted price of similar instruments or third party pricing models.

Restricted Securities - at Cost

Restricted securities are valued at cost which is also the stated redemption value of the shares.

Loans

The estimated value of loans held for investment is measured based upon discounted future cash flows using the current rates for similar loans, as well as assumptions related to credit risk. See below for valuation of impaired loans.

Deposits

Deposits without a stated maturity, including demand, interest-bearing demand, and savings accounts, are reported at their carrying value in accordance with authoritative accounting guidance. No value has been assigned to the franchise value of these deposits. For other types of deposits with fixed maturities, fair value has been estimated by discounting future cash flows based on interest rates currently being offered on deposits with similar characteristics and maturities.

Borrowings and Other Indebtedness

Fair value has been estimated based on interest rates currently available to the Company for borrowings with similar characteristics and maturities.

Commitments to Extend Credit, Standby Letters of Credit, and Financial Guarantees

Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. At December 31, 2012 and 2011, the fair value of loan commitments and standby letters of credit was deemed to be immaterial and therefore is not included.

Determination of Fair Value

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with the Fair Value Measurements and Disclosure topic of FASB ASC, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimate of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

The fair value guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under market conditions depends on the facts and circumstances and requires the use of significant judgment.

Authoritative accounting literature specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The three levels of the fair value hierarchy based on these two types of inputs are as follows:

Level 1	Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2	Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3	Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

The following table presents estimated fair values of the Company’s financial statements in accordance with authoritative accounting guidance as of December 31, 2012 and 2011:

		Fair Value Measurements at December 31, 2012
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash and cash equivalents	$11,981	$11,981	$-	$-	$11,981
Securities available for sale	18,511	-	18,511	-	18,511
Restricted securities	1,156	-	1,156	-	1,156
Loans held for sale	28,949	-	28,949	-	28,949
Loans held for investment	110,960			113,260	113,260
Interest receivable	419	-	419	-	419
Liabilities:
Demand deposits	19,498	-	19,498	-	19,498
Savings and interest-bearing demand deposits	39,393	-	39,393	-	39,393
Time deposits	95,537	-	94,848	-	94,848
FHLB borrowings	10,000	-	11,421	-	11,421
Interest payable	173	-	173	-	173

		Fair Value Measurements at December 31, 2011
(dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash and cash equivalents	$27,417	$27,417	$-	$-	$27,417
Securities available for sale	25,578	-	25,578	-	25,578
Restricted securities	1,134	-	1,134	-	1,134
Loans held for investment	104,662	-	-	97,006	97,006
Interest receivable	426	-	426	-	426
Liabilities:
Demand deposits	$16,833	-	$16,833	$-	$16,833
Savings and interest-bearing demand deposits	29,686	-	29,686	-	29,686
Time deposits	101,461	-	100,694	-	100,694
FHLB borrowings	5,113	-	5,126	-	5,126
Interest payable	264	-	264	-	264

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Securities available for sale

Securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2).

The following table presents the balances of financial assets measured at fair value on a recurring basis as of December 31, 2012 and 2011:

(In thousands)	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31,	(Level 1)	(Level 2)	(Level 3)
2012

US Government Agencies	$3,455	$-	$3,455	$-
Agency Guaranteed Mortgage-backed securities	$15,056	$-	$15,056	$-

2011

Agency Guaranteed Mortgage-backed securities	$25,578	$-	$25,578	$-

Certain assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans Held for Sale

Loans held for sale are required to be measured at the lower of cost or fair value. These loans currently consist of residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data, which is generally not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the year ended December 31, 2012.

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Operations.

Other Real Estate Owned (OREO)

Other real estate owned (“OREO”) is measure at fair value less cost to sell, based on an appraisal conducted by an independent, licensed appraiser outside of the Company. If the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability, then the fair value is considered Level 3. OREO is measured at fair value on a nonrecurring basis. Any initial fair value adjustment is charged against the Allowance for Loan Losses. Subsequent fair value adjustments are recorded in the period incurred and included in other noninterest expense on the Consolidated Statements of Operations.

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis as of December 31, 2012 and 2011.

(In thousands)	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31,	(Level 1)	(Level 2)	(Level 3)
2012
Impaired loans, net	$275	$-	$-	$275
OREO	$1,768	$-	$-	$1,768

2011
Impaired loans, net	$-	$-	$-	$-
OREO	$1,262	$-	$-	$1,262

The following table displays quantitative information about Level 3 Fair Value Measurements for December 31, 2012:

(Dollars in thousands)		Quantitative Information about Level 3 Fair Value Measurements for December 31, 2012
Description	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

Impaired loans – commercial and industrial	$19	Discounted cash flow	Discount rate	63%

Impaired loans – consumer:
		Discounted appraised value	Selling costs	10% 37% to 66%
HELOC	$256	Discounted appraised value	Discount for lack of marketability	(61%)

Other real estate owned	$1,768	Discounted appraised value	Discount for lack of marketability	16% to 63% (28%)

Note 15. Other Real Estate Owned

The table below presents a summary of the activity related to other real estate owned:

(In thousands)	2012	2011

Beginning balance	$1,262	$551
Additions	1,396	1,749
Sales	(890)	(1,013)
Valuation adjustments	-	(25)
Ending balance, December 31, 2012	$1,768	$1,262

The Company aggressively attempts to dispose of its other real estate and has contracted with a third-party vendor to aid in expediting the sales process.

Note 16. Formal Written Agreement

On January 14, 2010, the Bank entered into a formal Written Agreement (the “Agreement”) with the Federal Reserve Bank of Richmond and the Virginia Bureau of Financial Institutions.  The Agreement required the Bank to undertake certain actions within designated timeframes, and to operate in compliance with the provisions thereof during its term. The Agreement is based on the results of an examination of the Bank by Federal Reserve Bank of Richmond and the Virginia Bureau of Financial Institutions commenced as of August 3, 2009. The Bank has addressed the requirements of the Written Agreement, including efforts and plans to improve asset quality and credit risk management, improve profitability and liquidity management and maintain capital at a level sufficient for the risk profile of the Bank. The required submissions have been made to the appropriate regulatory authorities in accordance with the time schedule outlined in the Agreement.

On December 10, 2010, the Cordia closed its acquisition of majority control of Bank of Virginia, infusing $10.3 million in new capital which restored the Bank to a well capitalized status according to regulatory guidelines. As part of that transaction, six new directors were appointed to the Board of Directors, including a new Chairman, who also was appointed President and Chief Executive Officer, further strengthening Board oversight of the management and operations of the Bank. In addition, in 2011 the Bank added several key, highly experienced management members including a Chief Credit Officer, a Chief Operating Officer, a Chief Financial Officer, a Senior Vice President of Special Assets, and a Senior Vice President of Operations. These key personnel additions greatly assisted in navigating the Bank through its Written Agreement as well as supporting the Bank’s day-to-day operations and future growth strategy.

Management believes that BOVA is in substantially full compliance with the Written Agreement.

Note 17. Parent Company Activity

Cordia Bancorp, Inc. owns 67.4% of the outstanding shares of the Bank of Virginia at December 31, 2012. Condensed financial statements of Cordia Bancorp, Inc. follow:

Condensed Balance Sheets

December 31, 2012 and 2011

(In thousands)	2012	2011

Assets

Cash and due from banks	$227	$721
Investment in Bank of Virginia	8,665	5,959
Other assets	120	-
	$9,012	$6,680
Liabilities and Capital

Liabilities	$206	$40

Capital
Common stock	21	15
Additional paid in capital	14,428	11,760
Retained earnings	(5,701)	(5,157)
Accumulated other comprehensive loss	56	22
	8,804	6,640
	$9,012	$6,680

Condensed Statements of Operations
For the years ended December 31, 2012 and 2011

(In thousands)
	2012	2011

Income
Equity in undistributed loss of subsidiary	$(302)	$(4,287)
Interest income	2	2
Total loss	(300)	(4,285)

Expenses
Other expense	244	129
Total expense	244	129
Net loss	$(544)	$(4,414)

Condensed Statements of Cash Flows
For the years ended December 31, 2012 and 2011

(In thousands)	2012	2011

Cash flows from operating activities
Net loss	$(544)	$(4,414)
Adjustments to reconcile net loss to net cash used by operating activities:
Equity in undistributed loss of subsidiary	302	4,287
Net increase in other assets	(120)	-
Net increase (decrease) in other liabilities	166	(22)
Net cash used by operating activities	(196)	(149)

Cash flows from investing activities
Investment in Bank of Virginia, net of costs	(2,972)	-
Net cash used by investing activities	(2,972)	-

Cash flows from financing activities
Issuance of Common Stock, net	2,674	547
Net cash provided by financing activities	2,674	547
Net (decrease) increase in cash and due from banks	(494)	398

Cash and due from banks, beginning	721	323
Cash and due from banks, ending	$227	$721

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Cordia Bancorp Inc.

Midlothian, Virginia

We have audited the accompanying consolidated balance sheets of Cordia Bancorp Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cordia Bancorp Inc. as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Winchester, Virginia

April 1, 2013

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A	Controls and Procedures

(a)	Disclosure Controls and Procedures

The Company completed its share exchange with Bank of Virginia on March 29, 2013 and the Company’s shares are scheduled to begin trading on April 1, 2013 on NASDAQ. Based on a transition period for new public companies established by the rules of the Securities and Exchange Commission, this annual report does not include a report of management’s assessment regarding “internal controls” over financial reporting or an attestation report of the Company’s registered public accounting firm.

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of December 31, 2012, which preceded the date the Company became a public company, the Company’s disclosure controls and procedures were not effective due to untimely completion of complex purchase accounting adjustments required for the consolidation of its financial statements, and a resulting delay in completion of other internal reporting and control processes.

The principal executive officer and principal financial officer also concluded that, as of the same date, the financial reporting controls and procedures of its Bank of Virginia subsidiary were effective.

The Company’s deficiencies relate primarily to internal controls over the purchase accounting adjustments resulting from the acquisition of the Bank of Virginia. In order to conform with purchase accounting rules, adjustments must be made to the carrying value of certain assets and liabilities. The result is that the Company’s accounting for those assets and liabilities differed in 2012 from the Bank’s accounting for the same assets and liabilities, including but not limited to numerous loans (on a loan by loan basis) and investments (on an investment by investment basis). Effective March 29, 2013, at which date Bank of Virginia became a 100% owned subsidiary of the Company, these purchase accounting adjustments will be pushed down to the Bank.  As a result of this push down accounting, management will be able to utilize the robust accounting systems in place at Bank of Virginia. Thus, the process of making these purchase accounting adjustments will be much less manual.

In order to remediate the Company’s deficiency, in the first quarter of 2013 senior management hired a senior accounting officer, as well as an outside consultant with significant experience in accounting for business acquisitions, to assist with recording the purchase accounting adjustments.  With the oversight of our audit committee, senior management plans to take additional measures to remediate the underlying causes of these weaknesses, primarily through the development of skilled staff and implementation of formal policies, improved processes and documented procedures. The scope and number of purchase accounting adjustments is also expected to decline with the passage of time, resulting in a substantial reduction in the workload associated with purchase accounting adjustments. The Company also expects to begin utilizing consolidating financial software integrated with the Bank’s core system following the Company’s implementation of push down accounting as described above.

Notwithstanding the weaknesses described above, management believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. Generally Accepted Accounting Principles.

(b)	Internal Controls over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for new public companies.

(c)	Changes to Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Board of Directors

Prior to the share exchange Cordia’s Board of Directors consisted of four members: Peter W. Grieve, Raymond H. Smith, Jr., Todd S. Thomson and Jack C. Zoeller.

BOVA’s Board of Directors includes the four directors of Cordia plus the following individuals: David C. Bushnell, G. Waddy Garrett, Thomas L. Gordon, Hunter R. Hollar, and John P. Wright. In connection with the completion of the share exchange, Cordia expanded its Board of Directors and appoint these five individuals so that the Boards of Directors of Cordia and BOVA currently consist of the same individuals.

Information regarding the directors is provided below. Unless otherwise stated, each person has held his or her current occupation for the last five years. Ages presented are as of December 31, 2011.

David C. Bushnell (term expires 2014), age 58, has served as a director of BOVA since 2011. He is the Chief Risk Officer and Acting Chief Financial Officer of Cordia Bancorp. He also is Managing Director of Bushnell Consulting, LLC, a financial service consulting firm and a member of the Board of Directors of RenaissanceRe Holdings Limited, a global provider of insurance coverage. Mr. Bushnell retired from Citigroup in December 2007, after 22 years of service. He served as the Chief Risk Officer of Citigroup from 2003 through 2007 and as Chief Administrative Officer in 2007. Previously, Mr. Bushnell worked for Salomon Smith Barney Inc. (later acquired by Citigroup) and its predecessors in a variety of positions, including as a Managing Director and Chief Risk Officer. Mr. Bushnell began his career at BayBanks Inc., a regional bank holding company headquartered in Boston. He holds a BA in English from Amherst College.

As a former senior officer of Citigroup, Mr. Bushnell brings to the Board the perspective and experience of an executive who has participated in the management of a large, complex business organization. His experience in the banking industry gives him a deep understanding of BOVA’s business.

G. Waddy Garrett (term expires 2014), age 70, has been a director at BOVA since September 2002. He is the President of GWG Financial, LLC, an investment and consulting company located in Richmond, Virginia and a Trustee and Director of the Chesapeake Bay Foundation. He also serves on the Board of Directors of other public and private companies, including Reeds Jewelers, Willard Agri-Service, and New Life Technologies. For 25 years he served as chairman and CEO of Alliance Agronomics, Inc., a regional manufacturer of fertilizer and distributor of ag-chemicals and seed, located in Mechanicsville, Virginia. Prior to that, he served as a Lt. Commander in the U.S. Navy aboard several nuclear submarines. Mr. Garrett’s previous community banking experience includes serving as a Director of Dominion Bank and County Bank of Chesterfield. He holds a B.S. in Marine Engineering from the U.S. Naval Academy and a M.B.A. in Finance from Harvard University.

Mr. Garrett’s previous bank board experience, in addition to his extensive experience on other public company boards, provides Mr. Garrett with a wide set of skills and perspectives to be an effective director.

Thomas L. Gordon (term expires 2014), age 57, has been a director of BOVA since September 2002. Senior Partner of Gordon, Dodson, Gordon & Rowlett, Attorneys at Law, Mr. Gordon is a life-long resident of Chesterfield County and a graduate of T. C. Williams School of Law at the University of Richmond. Mr. Gordon is a member of the Chesterfield Bar Association, the Family Law Section and the Criminal Law Sections of the Virginia State Bar. Mr. Gordon has over twenty years of experience representing community banks. He served as a director and member of the loan committee for the County Bank of Chesterfield and succeeding banks for 15 years.

Mr. Gordon brings to the Board extensive experience as a bank director and as a lawyer representing community banks, and has an excellent understanding of corporate governance.

Peter W. Grieve (term expires 2014), age 56, has served as a director of Cordia since 2009 and as a director of BOVA since December of 2010. He is Co-founder and Chairman of the Board of Directors of Cordia Bancorp. In 2009 he stepped down from a highly successful 25-year career as a Managing Director of Goldman Sachs to help found Cordia Bancorp. At Goldman he co-founded, built and led the firm's largest private wealth management practice globally. At Cordia he is responsible for the Company’s capital-raising strategy for individual and institutional investors. Mr. Grieve is a graduate of the U.S. Naval Academy, served as a Marine infantry officer, and holds an MBA from the Tuck School of Business at Dartmouth, where he most recently served on the Board of Overseers. He sits on the Investment Committees of the U.S. Naval Academy Foundation and the Museum of Science, Boston, where he is also an Overseer. In addition Mr. Grieve serves on the board of directors of GrassRoot Soccer, an HIV prevention and education organization for African youth through the sport of soccer.

As a former investment banker, Mr. Grieve brings to the Board significant experience and expertise in public and private equity markets.

Hunter R. Hollar (term expires 2014), age 63, has served as a director of BOVA since 2011. From 1994 to 2008, he served as Chief Executive Officer of Sandy Spring Bancorp, located in Maryland. Under his leadership at Sandy Spring, Mr. Hollar oversaw the growth of Sandy Spring Bank from $760 million to $3.3 billion in assets and from 10 branches to 40 branches in Maryland and Virginia. Following his retirement from Sandy Spring Bancorp in 2008, he continued to serve as Chairman of the Board until December 2009. Prior to Sandy Spring Bancorp, he served as Senior Vice President and Senior Credit Officer at Dominion Bank of Richmond, Virginia. He also served a three-year term as a Director of the Federal Reserve Bank of Richmond from 2006 to 2008. Mr. Hollar began his banking career in 1972 in Harrisonburg, Virginia. He earned an MBA from James Madison University and a BA in Economics from the University of Virginia.

As a former chief executive officer of a financial institution, Mr. Hollar brings to the Board a wealth of experience and expertise in the banking industry and in managing corporate issues relating to growth, strategic planning and competition. His experience as a senior credit officer also has proved invaluable to the board in its loan approval activities.

Raymond H. Smith, Jr. (term expires 2014), age 52, has served as a director of Cordia since 2009 and as a director for BOVA since December 2010. He is also a co-founder and director of Cordia Bancorp. Since 1992 he has served as President of Smith Brown & Groover, Inc., a securities broker/dealer in Macon, Georgia. In 1997 he became a co-founder of Rivoli Bank and Trust, a commercial bank chartered in Georgia, and served on its board of directors until its sale in 2005. He also was a founding investor in Patriot Bank of Georgia in 2006. Mr. Smith recently served as chairman of a five-state committee for the Board of the Financial Industry Regulatory Authority, Inc. (FINRA), formerly the National Association of Securities Dealers, and recently completed service on FINRA's Small Firm Advisory Board in Washington, DC.

After completing his M.B.A. in 1982, Mr. Smith was appointed Vice President at Prudential Capital, where he was responsible for asset and liability management and new product development. Subsequently he developed interest rate hedging strategies as a Vice President at E.F. Hutton in New York, and co-founded Capital Risk Management Corp., where he specialized in asset securitization. Mr. Smith holds leadership positions in various civic and charitable groups in Macon, Georgia. He earned his B.B.A from the University of Georgia and M.B.A. from the University of Texas. Mr. Smith brings to the Board experience in community banks and the issues and challenges faced by start-up institutions. Mr. Smith’s past board service gives him experience in corporate governance. Mr. Smith is also designated as BOVA’s Audit Committee financial expert.

Todd S. Thomson (term expires 2016), age 50, has served as a director of Cordia since 2010 and as a director of BOVA since 2011. He is a founder and the Chairman of Dynasty Financial Partners, a wealth management adviser firm, and founder and CEO of Headwaters Capital, a proprietary investment business. Mr. Thomson formerly served as Chairman and CEO of Citigroup Global Wealth Management, comprised of Smith Barney, The Citigroup Private Bank, and Citigroup Investment Research. With $1.4 trillion in assets and over $10 billion in revenue, Citi GWM ranked as one of the leading wealth management businesses in the world. Mr. Thomson alsoserved for five years as Citigroup CFO, where he led operations, strategy and all finance functions, and oversaw Citigroup Alternative investments, with approximately $15 billion in hedge funds, private equity, and credit structures.

Previously, Mr. Thomson served as CEO of the Citigroup Private Bank from 1999 to 2000 and Senior Vice President of Acquisitions and Strategy from 1998 to 1999. He also served as Vice Chairman of Citibank, N.A. His prior experience includes EVP of Acquisitions and Strategy for GE Capital; Partner, Barents Group; and Manager at Bain and Co. Mr. Thomson is also a member of the Board of the World Resources Institute, the Board of Trustees of Davidson College and Chair of the Wharton Leadership Center Advisory Board. He is a graduate of Davidson College and received his MBA, with distinction, from the Wharton School of the University of Pennsylvania.

As a former senior officer of Citigroup, Mr. Thomson brings to the Board the perspective and experience of an executive who has participated in the management of a large, complex business organization. His experience in the banking industry gives him a deep understanding of BOVA’s business.

John P. Wright (term expires 2014), age 54, has served as a director of BOVA since December of 2010. He serves as principal merger and strategy advisor to Cordia Bancorp. Mr. Wright served as a bank equity analyst, salesman, and corporate finance specialist at Keefe, Bruyette, & Woods from 1983 to 1995. Since that time, he has advised institutional investors on their investments in the financial services sector and managed portfolios at SKY Investment Group, Fox-Pitt, Kelton and George Weiss Associates, a market neutral hedge fund. Mr. Wright lectured at the New England School of Banking and is a former President of the Banc Analyst Association of Boston. He is a graduate of Middlebury College and holds an MBA from the Tuck School of Business at Dartmouth.

Mr. Wright brings to the Board experience in capital markets and corporate finance, with particular expertise in the banking industry.

Jack Zoeller (term expires 2015), age 62, has served as a director of Cordia since 2009 and has been a director of BOVA and Chairman of its Board of Directors since December 2010. He is Co-founder, President and CEO, and a director of Cordia Bancorp. He has 32 years of experience in the start-up and turn-around of companies in the banking, financial services and risk management industries. During the last major banking crisis in the U.S., he served as turn-around CEO of ComFed Bancorp, a troubled $1.8 billion asset-size bank holding company in Massachusetts. Early in his career he managed initial public stock offerings and provided financial and merger advice to community banks. From 2006 to 2009 he served on the board and executive committee of a Virginia bank holding company that merged with a healthy community bank and acquired two failed banks from the FDIC.

Mr. Zoeller began his career in corporate finance at E.F. Hutton in New York, after serving as a U.S. Army Ranger and infantry company commander in the 82d Airborne Division. At Hutton he pioneered the development of credit and interest rate risk strategies and built the first financial guarantee insurance subsidiary on Wall Street. He founded and served as CEO of Hutton Risk Management, Capital Risk Management and AtlantiCare Risk Management, and also served three years as CEO of New England's largest volume mortgage lender. Mr. Zoeller is believed to have been the first bank president asked by the RTC to remain in place during his bank's conservatorship. Commencing in 1995, he served as founder and CEO of AtlantiCare Inc. and North American Health & Life Insurance Co. Ltd. He has served on 22 corporate and nonprofit boards of directors. In 2010 he was appointed to the Defense Business Board at the Pentagon, where he currently chairs a task group on public-private collaboration. Mr. Zoeller is a graduate of the U.S. Military Academy at West Point, holds a M.P.P. from the Harvard Kennedy School and an M.Litt. from Oxford University, where he studied as a Rhodes Scholar.

As a chief executive officer previously engaged to turn around a troubled financial institution, Mr. Zoeller brings to the Board valuable experience in managing corporate issues relating to regulatory compliance, growth, and strategic planning. His experience on other boards gives him a breadth of experience in corporate governance.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who own more than 10% of any registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% stockholders are required by regulation to furnish the Company with copies of all Section 16(a) reports they file. Holders of the Company’s common stock were not subject to the reporting requirements of Section 16(a) during 2012.

Code of Ethics

Cordia has adopted a code of ethics that applies to its principal executive officer, the principal financial officer and principal accounting officer. A copy of the Company’s code of business conduct and ethics is available on the Corporate portion of the Bank’s website at www.bankofva.com.

Audit Committee

The Audit Committee, established in accordance with section 3(a)(58)(A) of the Exchange Act, assists the Board of Directors in fulfilling its oversight responsibility to the shareholders relating to the integrity of Cordia’s financial statements, Cordia’s compliance with legal and regulatory requirements and the qualifications, independence and the performance of the internal audit function. The Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of the independent accountants engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attestation services for Cordia. Cordia’s Board of Directors has adopted a written charter for the Audit Committee.

The members of the Audit Committee are Messrs. Garrett, Smith, Gordon and Wright, all of whom the Board in its business judgment has determined are independent as defined by Nasdaq’s listing standards and Securities and Exchange Commission regulations. The Board of Directors also has determined that all of the members of the Audit Committee have sufficient knowledge in financial and auditing matters to serve on the Audit Committee and that Mr. Smith qualifies and is designated as an audit committee financial expert as defined by SEC regulations and the Sarbanes Oxley Act of 2002, while Mr. Garrett holds the responsibility of Audit Committee Chairman.

Item 11.	Executive Compensation

Executive Compensation

Summary Compensation Table

The following information is furnished for the principal executive officer and the two next most highly compensated executive officers who served in such capacity at December 31, 2012. These individuals are referred to in this document as “named executive officers.” Unless otherwise indicated, all compensation was paid by BOVA.

Name and Principal Position	Year	Salary		Option Awards (1)	All Other Compensation (2)	Total
Jack Zoeller Chairman and Chief Executive Officer	2012	$300,000	(3)	—	$51,504	$351,504
	2011	$300,000		$28,770	$44,616	$373,386
Richard Dickinson President and Chief Operating Officer	2012	$265,000	(3)	—	$7,050	$272,050
	2011	$165,014		$22,670	$4,672	$192,356
Roy Barzel Executive Vice President and Chief Credit Officer	2012	$175,000		—	$6,995	$181,995
	2011	$119,583		$18,136	$4,542	$142,261

(1)	Amount reflects the aggregate full grant date fair value of options awarded calculated in accordance with FASB ASC Topic 718 with respect to awards of options to purchase shares of common stock held by the named executive officers, but disregarding estimated forfeitures related to service-based vesting conditions. The relevant assumptions made in the valuations may be found in Note 11 “ Employee Benefit Plans ” in the notes to the financial statements in for the year ended December 31, 2011.
(2)	Amount includes term life benefits and health, disability and long term care insurance premiums paid on behalf of the employee. For Mr. Zoeller, amount also includes housing allowance, travel allowance, and personal use of an employer-owned vehicle.
(3)	With respect to Mr. Zoeller’s salary, BOVA paid $250,000 and Cordia paid $50,000. With respect to Mr. Dickinson’s salary, BOVA paid $220,000 and Cordia paid $45,000.

Employment Agreement

Cordia is a party to an employment agreement with Jack Zoeller. The employment agreement has an initial term that expires on December 31, 2013, at which time it will renew automatically for successive one-year terms unless either party gives the other notice of non-renewal at least 60 days prior to the end of the then-current term.

In addition to base salary, which for 2012 is $300,000, Mr. Zoeller is entitled to certain housing and transportation benefits and to participation in corporate benefit plans for which he is eligible. Mr. Zoeller is also entitled to life insurance with a death benefit of $1 million.

Mr. Zoeller will be subject to restrictions on competing against Cordia, soliciting depositors or other customers of Cordia, and recruiting certain employees of Cordia for a period of 12 months following termination of his employment, except that the restriction on competition will cease to apply following a change in control.

See “ Potential Post-Termination Benefits ” for a discussion of the potential payments that Mr. Zoeller may receive under his employment agreement upon his separation from service from Cordia.

Stock Options

The following table provides information as of December 31, 2012 concerning vested and unvested unexercised stock options for each named executive officer.

		Option Awards
Name	Date of Grant	Number of Securities Underlying Unexercised Options: (#) Exercisable	Number of Securities Underlying Unexercised Options: (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Jack Zoeller	10/26/2011	5,000	15,000	(1)	$4.15	10/26/2021
Richard Dickinson	08/24/2011	2,500	7,500	(1)	$7.50	08/24/2021
Roy Barzel	08/24/2011	2,000	6,000	(1)	$7.50	08/24/2021

(1)	The options awarded are for shares of BOVA common stock and vest equally and annually over a four-year period from the date of grant.

Potential Post-Termination Benefits

Under the terms of his employment agreement, if Mr. Zoeller is terminated without cause, or if he resigns for good reason (as defined in the employment agreement), he will be entitled to receive his base salary for a period of 36 months following termination. If any payment made to Mr. Zoeller would constitute an “excess parachute payment” under Section 280G of the Internal Revenue Code, thereby resulting in a loss of an income tax deduction by Cordia or the imposition of an excise tax on Mr. Zoeller under Section 4999 of the Internal Revenue Code, then the payments provided for by the employment agreement will be reduced to one dollar less than the maximum amount that may be paid without causing any such payment to be nondeductible.

If Mr. Zoeller’s shares of restricted stock as of December 9, 2010 are not fully vested and Mr. Zoeller’s employment is terminated without cause or he resigns for good reason within one year after a change in control, then Mr. Zoeller will be entitled to a lump sum payment equal to 299% of his annual base salary plus his most recent annual bonus. No payment will be made if Mr. Zoeller’s restricted shares vest within one year of the change in control.

The following table summarizes the consequences under BOVA’s 2011 Stock Incentive Plan that would occur with respect to outstanding stock options in the event of termination of employment of a named executive officer.

Event	Consequence
Involuntary termination	Unvested stock options will terminate immediately. Vested stock options remain exercisable for three months after the date of termination.
Death or disability	Immediate vesting. Stock options remain exercisable until the earlier of one year from the date of death or termination due to disability or the expiration date of the stock options.
Voluntary termination	Unvested stock options will terminate immediately. Vested stock options remain exercisable for three months after the date of termination.
Change in control	Immediate vesting. Stock options remain exercisable until the expiration of the remaining term of the stock options if the option holder is involuntarily or constructively terminated within 12 months after the change in control.

Director Compensation

The following table provides the compensation received during the 2012 fiscal year by individuals who serve as directors of Cordia and/or BOVA and who were not also named executive officers of Cordia or BOVA. All of the compensation reflected in the following table was paid by BOVA. Cordia did not pay compensation to its directors in 2012.

	Fees Earned or Paid in Cash (1)	Stock Awards (2)	All Other Compensation		Total
David C. Bushnell	$9,575	$8,998	$11,194	(3)	$29,767
G. Waddy Garrett	8,475	8,998	—		17,473
Thomas L. Gordon	10,175	8,998	—		19,173
Peter W. Grieve	9,100	8,998	—		18,098
Hunter R. Hollar	10,075	8,998	—		19,073
Raymond H. Smith, Jr.	10,475	8,998	—		19,473
Todd Thomson	8,875	8,998	—		17,873
John P. Wright	8,775	8,998	—		17,773

(1)	At December 31, 2011, the aggregate number of vested and unvested BOVA stock options for each of the directors that hold stock options was as follows: Mr. Garrett, 2,000 vested, 0 unvested; Mr. Gordon, 2,000 vested, 0 unvested.
(2)	Represents the grant date fair value, calculated in accordance with Accounting Standard Codification Topic 718 for grants of stock awards made to non-employee directors. The grant date fair value for 2012 awards was $1.65.
(3)	Represents compensation for consulting services as Cordia’s acting chief financial officer.

The following table sets forth the applicable retainers and fees payable to non-employee directors for their service on BOVA’s Board of Directors during 2012.

Amount
Board meeting fee	$500
Committee meeting fee	$100

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information about the beneficial ownership of our common stock as of December 31, 2012 for (i) each person known to us to be the beneficial owner of more than 5% of our common stock, (ii) each named executive officer, (iii) each of our directors and persons who will become directors upon completion of the share exchange and (iv) all of our executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the tables below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws. We have based our calculation of the percentage of beneficial ownership on 2,077,605 shares of common stock outstanding and entitled to vote as of December 31, 2012.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of December 31, 2012. We, however, did not deem these shares outstanding for the purpose of computing the percentage ownership of any other person.

Name	Cordia Common Stock		Options Exercisable Within 60 Days	Total	Percent of Shares of Cordia Common Stock Outstanding
Directors:
David C. Bushnell	70,000		—	70,000	3.4%
G. Waddy Garrett	40,000		—	40,000	1.9
Thomas L. Gordon	—		—	—	—
Peter W. Grieve	289,670	(1)	—	289,670	13.9
Hunter R. Hollar	—		—	—	—
Raymond H. Smith, Jr.	46,473	(2)	—	46,473	2.2
Todd Thomson	166,614	(3)	—	166,614	8.0
John P. Wright	31,394	(4)	—	31,394	1.5
Jack Zoeller	144,755	(5)	—	144,755	7.0
Named Executive Officers Who Are Not Also Directors
Roy I. Barzel	7,500		—	7,500	—
Richard Dickinson	5,000		5,000	10,000	—
All directors and executive officers as a group (15 persons)	814,906		5,000	819,406	39.3
Greater than 5% Shareholders
Freestone Advantage Partners LP 1918 Eighth Avenue, Ste 3400 Seattle, WA 98105	200,000		—	200,000	9.6

(1)	Includes 625 unvested shares of restricted stock that Mr. Grieve is entitled to vote.

(2)	Includes 583 unvested shares of restricted stock that Mr. Smith is entitled to vote.
(3)	Includes 9,500 unvested shares of restricted stock that Mr. Thomson is entitled to vote.
(4)	Includes 156 unvested shares of restricted stock that Mr. Wright is entitled to vote.
(5)	Includes 625 unvested shares of restricted stock that Mr. Zoeller is entitled to vote.

Changes in Control

Management of Cordia knows of no arrangements, including any pledge by any person or securities of Cordia, the operation of which may at a subsequent date result in a change in control of the registrant.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2012 about Cordia common stock that may be issued upon the exercise of options under Cordia’s equity incentive plans (including individual compensation agreements). This table does not include information about BOVA common stock that may be issued upon the exercise of options under BOVA’s equity incentive plans.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders	20,000	$5.05	—

Total	20,000	$5.05	—

Item 13.	Certain Relationships, and Related Transactions, and Director Independence

Agreements with Our Founders

Prior to the issuance and sale of our common stock in our initial private placement, we sold shares of our common stock to Messrs. Grieve, Smith, Thomson, Wright and Zoeller and two individuals who are no longer affiliated with Cordia. Following the completion of our initial investment in BOVA, we sold shares of our common stock to Mr. Bushnell. These shares are subject to certain voting and transfer restrictions. We refer to these individuals as our founders and to these shares as founders shares. The following table sets forth the number of Founders Shares purchased by our founders (excluding the two individuals no longer affiliated with Cordia) and the amount paid by each of them.

Name	Number of Cordia Founder Shares (1)	Aggregate Purchase Price (2)	Other Voting Shares Owned by Founders	Total Cash Invested in Cordia
David C. Bushnell	20,000	$50,000	65,000	$500,000
Peter W. Grieve	288,670	462,702	185,000	1,812,702
Raymond H. Smith, Jr.	96,223	169,270	14,000	259,270
Todd S. Thomson	208,614	200,316	80,000	750,316
John P. Wright	30,510	1,119	10,259	53,709
Jack Zoeller	288,670	10,585	40,085	361,435
Total	932,687	$893,992	394,344	$3,737,431

(1)	A total of 49,625 Founders Shares are owned by two individuals no longer affiliated with Cordia. Of the Founders Shares, 200,687 shares were vested without time or performance thresholds. Another 203,500 shares became subject to a time-based vesting schedule upon completion of our initial investment in Bank of Virginia, of which 11,865 remain unvested. All vested Founders Shares held by affiliates of Cordia are included in the stock ownership summary set forth in “Security Ownership of Certain Beneficial Owners and Management — Cordia.” The remaining 578,125 shares are eligible for performance-based vesting based on both achievement of certain asset size thresholds following acquisitions and certain performance measures. The asset thresholds, which could be satisfied by a single acquisition or a series of acquisitions, are $500 million, $1 billion, and $1.5 billion. The performance measures relate to capital adequacy, asset quality, earnings and concentration risks. Cordia must satisfy both the asset thresholds and the performance measures in order for any additional shares to vest. Any shares for which the applicable asset and performance measures have not been met by October 6, 2014 will be forfeited; however, prior to the closing of this offering and subject to shareholder approval, the vesting time periods for these restricted shares are expected to be extended for an additional two years. The founders may not exercise any voting rights or other rights of a shareholder with respect to the founders shares for which the asset size and performance measures have not been satisfied.

(2)	In addition to their purchases of Founders Shares, our founders purchased shares on the same terms as other investors during our common stock and Series C Common Stock private placement offerings in 2010 and 2012. The aggregate purchase price paid by these Cordia founders for their shares was $3,737,431.

Statement of Policy Regarding Transactions with Related Persons

Transactions by us with related parties are subject to a formal written policy, as well as regulatory requirements and restrictions. These requirements and restrictions include Sections 23A and 23B of the Federal Reserve Act (which govern certain transactions by us with our affiliates) and the Federal Reserve’s Regulation O (which governs certain loans by us to our executive officers, directors and principal stockholders). We have adopted policies to comply with these regulatory requirements and restrictions.

In connection with the share exchange, we have adopted a written policy that complies with all applicable requirements of the SEC and Nasdaq concerning related party transactions. Pursuant to this policy, our directors and director nominees, executive officers and holders of more than five percent of our common stock, including their immediate family members, will not be permitted to enter into a related party transaction with us, as discussed below, without the consent of our Audit Committee. Any request for us to enter into a transaction in which the amount involved exceeds $120,000 and any such party has a direct or indirect material interest, subject to certain exceptions, will be required to be presented to our Audit Committee for review, consideration and approval. Management will be required to report to our Audit Committee any such related party transaction and such related party transaction will be reviewed and approved or disapproved by the disinterested members of our Audit Committee.

Other Relationships

Certain of our executive officers and directors and our principal stockholders and affiliates of such persons have, from time to time, engaged in banking transactions with BOVA and are expected to continue such relationships in the future. All loans or other extensions of credit made by BOVA to such individuals were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated third parties and did not involve more than the normal risk of collectability or present other unfavorable features.

Item 14.	Principal Accounting Fees and Services

The following table sets forth the fees billed to the Company and BOVA for the fiscal years ending December 31, 2012 and 2011 by Yount, Hyde & Barbour, P.C. (in thousands).

	2012	2011

Audit fees	$122	$110
Audit related fees	9	6
Tax fees	8	6
Total	$139	$122

The Audit Committee is responsible for appointing and reviewing the work of the independent registered public accounting firm and setting the independent registered public accounting firm’s compensation.  In accordance with its charter, the Audit Committee will consider any non-audit services to be performed by the independent registered public accounting firm and shall receive periodic reports from the independent registered accounting firm regarding the independent registered public accounting firm’s independence. This approval process ensures that the independent registered public accounting firm does not provide any non-audit services to the Company that are prohibited by law or regulation.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Exhibit No.	Description	Incorporated by Reference to

2	Agreement and Plan of Share Exchange, dated as of August 28, 2012, by and between Cordia Bancorp Inc. and Bank of Virginia, as amended	Exhibit 2 to Registration Statement on Form S-4 (File No. 333-186087), as amended, initially filed on January 18, 2013.

3.1	Amended and Restated Articles of Incorporation of Cordia Bancorp Inc.	Exhibit 3.1 to Registration Statement on Form S-4 (File No. 333-186087), as amended, initially filed on January 18, 2013.

3.2	Bylaws of Cordia Bancorp Inc.	Exhibit 3.2 to Registration Statement on Form S-4 (File No. 333-186087), as amended, initially filed on January 18, 2013.

10.1*	Bank of Virginia 2005 Stock Option Plan	Exhibit 10.1 to Registration Statement on Form S-4 (File No. 333-186087), as amended, initially filed on January 18, 2013.

10.2*	Form of Employee Stock Option Agreement	Exhibit 10.1 to Registration Statement on Form S-4 (File No. 333-186087), as amended, initially filed on January 18, 2013.

10.3*	Form of Director Stock Option Agreement	Exhibit 10.3 to Registration Statement on Form S-4 (File No. 333-186087), as amended, initially filed on January 18, 2013.

10.4	Written Agreement dated as of January 14, 2010 by and among Bank of Virginia, Federal Reserve Bank of Richmond and Virginia Bureau of Financial Institutions	Exhibit 10.4 to Registration Statement on Form S-4 (File No. 333-186087), as amended, initially filed on January 18, 2013.

10.5*	Bank of Virginia 2011 Stock Incentive Plan	Exhibit 10.5 to Registration Statement on Form S-4 (File No. 333-186087), as amended, initially filed on January 18, 2013.

10.6*	Employment Agreement between Cordia Bancorp Inc. and Jack C. Zoeller	Exhibit 10.6 to Registration Statement on Form S-4 (File No. 333-186087), as amended, initially filed on January 18, 2013.

10.7*	Nonqualified Stock Option of Richard Dickinson	Exhibit 10.7 to Registration Statement on Form S-4 (File No. 333-186087), as amended, initially filed on January 18, 2013.

10.8*	Amended and Restated Series A Stock Purchase Agreement between Cordia Bancorp Inc. and David C. Bushnell	Exhibit 10.8 to Registration Statement on Form S-4 (File No. 333-186087), as amended, initially filed on January 18, 2013.

10.9*	Second Amended and Restated Founder Stock Purchase Agreement between Cordia Bancorp Inc. and Peter W. Grieve	Exhibit 10.9 to Registration Statement on Form S-4 (File No. 333-186087), as amended, initially filed on January 18, 2013.

10.10*	Amended and Restated Founder Stock Purchase Agreement between Cordia Bancorp Inc. and Raymond H. Smith, Jr.	Exhibit 10.10 to Registration Statement on Form S-4 (File No. 333-186087), as amended, initially filed on January 18, 2013.

10.11*	Amended and Restated Founder Stock Purchase Agreement between Cordia Bancorp Inc. and Todd S. Thomson	Exhibit 10.11 to Registration Statement on Form S-4 (File No. 333-186087), as amended, initially filed on January 18, 2013.

10.12*	Second Amended and Restated Founder Stock Purchase Agreement between Cordia Bancorp Inc. and John P. Wright	Exhibit 10.12 to Registration Statement on Form S-4 (File No. 333-186087), as amended, initially filed on January 18, 2013.

10.13*	Second Amended and Restated Founder Stock Purchase Agreement between Cordia Bancorp Inc. and Jack Zoeller	Exhibit 10.13 to Registration Statement on Form S-4 (File No. 333-186087), as amended, initially filed on January 18, 2013.

10.14*	Form of Incentive Stock Option Award	Exhibit 10.14 to Registration Statement on Form S-4 (File No. 333-186087), as amended, initially filed on January 18, 2013.

10.15*	Form of Non-Statutory Stock Option Award	Exhibit 10.15 to Registration Statement on Form S-4 (File No. 333-186087), as amended, initially filed on January 18, 2013.

21	Subsidiaries

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

*Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORDIA BANCORP INC.

By:	/s/ Jack Zoeller
Jack Zoeller
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jack Zoeller	April 1, 2013
Jack Zoeller
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ David C. Bushnell	April 1, 2013
Acting Chief Financial Officer
(Principal Financial Officer)

/s/ Kim Destro	April 1, 2013
Senior Vice President and Principal Accounting Officer
(Principal Accounting Officer)

/s/ G. Waddy Garrett	April 1, 2013
G. Waddy Garrett
Director

/s/ Thomas L. Gordan	April 1, 2013
Thomas L. Gordan
Director

/s/ Peter W. Grieve	April 1, 2013
Peter W. Grieve
Director

/s/ Hunter R. Hollar	April 1, 2013
Hunter R. Hollar
Director

/s/ Raymond H. Smith, Jr.	April 1, 2013
Raymond H. Smith, Jr.
Director

/s/Todd S. Thomson	April 1, 2013
Todd S. Thomson
Director

/s/ John P. Wright	April 1, 2013
John P. Wright
Director

