Form 10-Q
period 2013-03-31
Cordia Bancorp Inc
filed 2013-05-15
CIK 1466292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

Commission File No. 001-35852

Cordia Bancorp Inc.

(Exact name of registrant as specified in its charter)

Virginia	26-4700031
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11730 Hull Street Road

Midlothian, Virginia 23112

(Address of principal executive offices) (zip code)

(804) 763-1333

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒                          NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☒                         NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b–2 of the Exchange Act:

Large accelerated filer     ☐              Accelerated filer ☐      Smaller reporting company ☒

Non-accelerated filer     ☐   (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

As of May 15, 2013, there were 2,781,552 shares of common stock outstanding.

Consolidated Balance Sheets

As of March 31, 2013 and December 31, 2012

(Dollars In Thousands Except Per Share Amounts)

	2013	2012
	(unaudited)	(audited)

Assets

Cash and due from banks	$5,340	$4,234
Federal funds sold and interest bearing deposits with banks	9,201	7,747
Total cash and cash equivalents	14,541	11,981

Securities available for sale, at fair market value	17,182	18,511
Restricted securities	1,124	1,156
Loan held for sale, at fair market value	59,761	28,949
Loans net of allowance for loan losses of $1,583 and $2,110 at March 31, 2013 and December 31, 2012, respectively	149,614	110,960
Premises and equipment, net	4,327	4,392
Accrued interest receivable	1,097	419
Other real estate owned, net of valuation allowance	1,768	1,768
Other assets	953	560
Total assets	$250,367	$178,696

Liabilities and Stockholders’ Equity

Deposits
Non-interest bearing	$20,786	$19,498
Savings and interest-bearing demand	80,665	39,393
Time, $100,000 and over	70,080	41,395
Other time	54,202	54,142
Total deposits	225,733	154,428
Accrued expenses and other liabilities	1,361	1,129
FHLB borrowings	10,000	10,000
Total liabilities	237,094	165,557

Stockholders’ Equity
Common stock:
Common stock - 120,000,000 shares authorized, $0.01 par value, 2,778,677 issued and outstanding at March 31, 2013, (excludes 578,125 unvested restricted shares), 2,077,605 issued and outstanding at December 31, 2012 (excludes 578,125 unvested restricted shares)	28	21
Undesignated – 80,000,000 authorized, none issued	-	-
Additional paid-in capital	18,689	14,428
Retained deficit	(5,479)	(5,701)
Accumulated other comprehensive income	35	56
Stockholders equity – Cordia	13,273	8,804
Noncontrolling interest	-	4,335
Total stockholders’ equity	13,273	13,139
Total liabilities and stockholders’ equity	$250,367	$178,696

See Notes to Consolidated Financial Statements

  Consolidated Statements of Income

For the three-month periods ended March 31, 2013 and 2012

(In thousands, except share per share data)

	2013	2012
Interest income
Interest and fees on loans	$2,579	$2,198
Investment securities	70	164
Federal funds sold and deposits with banks	15	11
Total interest income	2,664	2,373

Interest expense
Interest on deposits	391	369
Interest on FHLB borrowings	41	10
Total interest expense	432	379
Net interest income	2,232	1,994

Provision for loan losses	127	155
Net interest income after provision loan losses	2,105	1,839

Non-interest income
Service charges on deposit accounts	32	35
Net gain on sale of available for sale securities	-	42
Other fee income	35	35
Total non-interest income	67	112

Non-interest expense
Salaries and employee benefits	1,185	864
Occupancy expense	145	145
Equipment expense	54	74
Data processing	90	106
Marketing expense	14	32
Legal and professional	61	126
Bank franchise tax	25	23
FDIC assessment	79	93
Other real estate expenses	16	54
Other operating expenses	281	300
Total non-interest expense	1,950	1,817
Consolidated net income before noncontrolling interest in net income of consolidated subsidiary	222	134
Less: Noncontrolling interest in net income of consolidated subsidiary	-	(81)
Net income attributable to Cordia Bancorp Inc.	$222	$53

Basic income per share	$0.08	$0.04
Diluted income per share	$0.08	$0.04

Weighted average shares outstanding, basic	2,778,677	1,511,105
Weighted average shares outstanding, diluted	2,778,677	1,511,105

See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income

For the three-month periods ended March 31, 2013 and 2012

(In thousands)

		Non-
	Cordia	controlling
	Bancorp	Interest	Total
Net income, three month period ending March 31, 2012	$53	$81	$134

Unrealized losses on available-for-sale securities:
Unrealized holding losses during the period	(6)	(3)	(9)
Reclassification adjustment for realized gains	(25)	(17)	(42)
Other comprehensive loss	(31)	(20)	(51)

Comprehensive income, three month period ending March 31, 2012	$22	$61	$83

Net income, three month period ending March 31, 2013	$222	$-	$222

Unrealized losses on available-for-sale securities:
Unrealized holding losses during the period	(21)	-	(21)
Other comprehensive loss	(21)	-	(21)

Comprehensive income, three month period ending March 31, 2013	$201	$-	$201

See Notes to Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders’ Equity

For the Three-month Periods Ended March 31,2013 and 2012

(In Thousands)

					Additional		Accumulated Other Comprehensive	Non
	Cordia Stock				Paid-in	Retained	Income	controlling
	Series A	Series B	Series C	Common	Capital	Deficit	(Loss)	Interest	Total
Balance December 31, 2011	$4	$11	$-	-	$11,760	$(5,157)	$22	$4,495	$11,135
Net income	-	-	-	-	-	53	-	81	134
Other comprehensive loss	-	-	-		-	-	(25)	(26)	(51)

Balance March 31, 2012	$4	$11	$-	$-	$11,760	$(5,104)	$(3)	$4.550	$11,218

Balance December 31,2012	$-	$-	$-	$21	$14,428	$(5,701)	$56	$4,335	$13,139

Conversion of Series A and Series B to-general common ''stock			-		-	-	-	-	-
Exchange of Bank of Virginia Common stock for Cordia Common stock			-	7	4,335			(4,335)	7
Stock issuance costs	-	-	-	-	(74)	-	-		(74)
Net income	-	-	-	-	-	222	-	-	222
Other comprehensive loss	-	-	-	-	-	-	(21)	-	(21)
Balance March 31, 2013	$-	$-	$-	$28	$18,689	$(5,749)	$35	$-	$13,273

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

For the Three-month Periods Ended March 31, 2013 and 2012

(In Thousands)

	2013	2012
Cash flows from operating activities
Net income	$222	$134
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Net amortization of premium on investment securities	26	1
Depreciation and amortization, net	(107)	26
Provision for loan losses	127	155
Gain on available for sale securities	-	(42)
Stock based compensation	9	8
Net change in loans held for sale	(30,812)	-
Change in assets and liabilities:
Decrease (increase) in accrued interest receivable	(678)	4
Increase in other assets	(393)	(77)
Increase (decrease) in accrued expense and other liabilities	232	(41)
Net cash provided (used) by operating activities	(31,374)	168

Cash flows from investing activities
Redemptions of restricted securities, net	32	22
Proceeds from sales/maturities of available for sale securities	-	5,954
Proceeds from sale of OREO	-	135
Payments on mortgage-backed securities	1,259	2,056
Net increase in loans	(38,650)	(2,339)
Purchases of premises and equipment	-	41
Net cash provided (used) by investing activities	(37,359)	5,869

Cash flows from financing activities
Common Stock Issued	7	-
Stock Issuance Costs	(74)	-
Net increase in demand, savings, interest-bearing checking and money market deposits	42,560	3,093
Net increase (decrease) in time deposits	28,800	(4,257)
Net cash provided (used) by financing activities	71,293	(1,164)

Net increase in cash and cash equivalents	2,560	4,873
Cash and cash equivalents at beginning of period	11,981	27,417
Cash and cash equivalents at end of period	$14,541	$32,290

Supplemental disclosure of cash flow information
Cash payments for interest	$718	$624
Supplemental disclosure of noncash investing activities
Fair value adjustment for securities	$(21)	$(51)
Other real estate owned transfer from loans	$-	$554

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statement

Note 1.       Organization and Summary of Significant Accounting Policies

Organization

Cordia Bancorp Inc. (“Company” or “Cordia”) was incorporated in 2009 by a team of former bank CEOs, directors and advisors seeking to invest in undervalued community banks in the Mid-Atlantic and Southeast. The Company was approved as a bank holding company by the Board of Governors of the Federal Reserve in November 2010 and granted the authority to purchase a majority interest in Bank of Virginia (“Bank” or “BOVA”) at that time.

On December 10, 2010, Cordia purchased $10.3 million of BOVA’s common stock at a price of $7.60 per share, resulting in the ownership of 59.8% of the outstanding shares. On August 28, 2012, Cordia purchased an additional $3.0 million of BOVA common stock at a price of $3.60 per share. In March 2013, the Company completed a share exchange with the Bank resulting in the Bank becoming a wholly owned subsidiary of the Company. Under the terms of the Agreement and Plan of Share Exchange between the Company and the Bank, each outstanding share of the Bank’s common stock owned by persons other than the Company were exchanged for 0.664 of a share of the Company’s common stock. Shares of the Company’s stock are listed on the Nasdaq Stock Market under the symbol “BVA”. As a result of the reorganization, the Company has approximately 2,778,677 shares of common stock outstanding (excluding 578,125 unvested restricted shares) at March 31, 2013. At December 31, 2012 its ownership was 67.4%. Cordia’s principal business is the ownership of BOVA. Because Cordia does not have any business activities separate from the operations of BOVA, the information in this document regarding the business of Cordia reflects the activities of Cordia and BOVA on a consolidated basis. References to “we” and “our” in this document refer to Cordia and BOVA, collectively.

The Company is authorized to issue 200 million shares of common stock having a par value of $.01 per share and 2,000 shares of preferred stock having a par value of $.01 per share. Of the 200 million shares of common stock, the Company was previously authorized to issue 60 million series A shares, 60 million series B shares, 60 million series C shares and 80 million shares undesignated. Since January 1, 2013, following a shareholder vote in July 2012 and subsequent reclassification of the series A, series B and series C shares, the Company is authorized to issue 120 million shares of common stock, and 80 million undesignated shares.

In 2009 and 2010, the Company raised in a private placement an aggregate of $955,000 by selling 982,312 shares of Series A Common Stock to its directors and officers at an average price of $0.97 per share. These funds were used to fund the organization and early stage expenses of the Company. These directors and officers entered into agreements with the Company which provided for initial vesting of an incremental percentage of these shares as well as performance and time vesting over four years for the remaining shares, subject to substantial reductions in number of shares ultimately owned if the Company was not successful in pursuing its growth strategy.

The Bank was organized under the laws of the Commonwealth of Virginia to engage in a general banking business serving the communities in and around the Richmond, Virginia metropolitan area. The Bank commenced regular operations on January 12, 2004, and is a member of the Federal Reserve System, Federal Deposit Insurance Corporation and the Federal Home Loan Bank of Atlanta. The Bank is subject to the regulations of the Federal Reserve System and the Virginia Bureau of Financial Institutions. Consequently, it undergoes periodic examinations by these regulatory authorities.

Principles of Consolidation

The accompanying consolidated financial statements include all accounts of the Company and the Bank. All material intercompany balances and transactions have been eliminated in consolidation.

Prior to the completion of the share exchange in March 2013, the non-controlling interest reflected the ownership interest of the minority shareholders of the Bank. Items of income and other comprehensive income applicable to Bank operations were allocated to the non-controlling interest account based on the ownership percentage of the minority shareholders. Subsequent to the exchange, the non-controlling interest is no longer reflected in the consolidated financial statements of the Company, as the Bank is a wholly-owned subsidiary.

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments consisting of normal recurring accruals necessary to present Cordia Bancorp Inc.’s financial position as of March 31, 2013; the consolidated statements of income for the three months ended March 31, 2013 and 2012; the consolidated statements of comprehensive income for the three months ended March 31, 2013 and 2012 and the consolidated statements of cash flows for the three months ended March 31, 2013 and 2012. These financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore, do not include all of the disclosures and notes required by generally accepted accounting principles. The financial statements include the accounts of Cordia Bancorp Inc. and subsidiary and all significant inter-company accounts and transactions have been eliminated. Operating results for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. Certain prior year amounts have been reclassified to conform to current year presentations.

See Notes to Consolidated Financial Statements

Summary of Significant Accounting Policies

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. The more significant of these policies are summarized below.

(a) Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of deferred tax assets, the valuation of other real estate owned, goodwill, intangible assets, acquired loans with specific credit related deterioration and fair value measurements.

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

For equity securities carried at cost as restricted securities, impairment is considered to be other-than-temporary based on our ability and intent to hold the investment until a recovery of value. Other-than-temporary impairment of an equity security results in a write-down that must be included in income. The Company regularly reviews each security for other-than-temporary impairment based on criteria that include the extent to which cost exceeds market price, the duration of that market decline, the financial health of and specific prospects for the issuer, management’s best estimate of the present value of cash flows expected to be collected on these debt securities, the Company’s intention with regard to holding the security to maturity and the likelihood that the Company would be required to sell the security before recovery. The Company adjusts amortization in accretion on each bond on a level yield basis monthly.

(d) Loans Held for Sale

Secondary market mortgage loans are designated as held for sale at the time of their purchase from their originator. These loans are pre-sold with servicing retained by the originator and the Company does not retain any interest after the loans are sold. These loans consist primarily of fixed-rate, single-family residential mortgage loans which meet the underwriting guidelines of certain government–sponsored enterprises (conforming loans). In addition, the Company requires a firm purchase commitment from one of these enterprises before a loan can be committed, thus limiting interest rate risk. Loans held for sale are carried at the lower of cost or fair value. Gains on sales of loans are recognized at the loan closing date and are included in noninterest income. At January 1, 2013, the Company’s held for sale facility was $30 million. In March of 2013, the facility was increased to $60 million.

(e) Loans

The Company grants commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by commercial loans throughout the greater Richmond, Virginia metropolitan area. The ability of the Company’s debtors to honor their contracts is dependent upon numerous factors including the collateral performance, general economic conditions, as well as the underlying strength of borrowers and guarantors.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are generally reported at their outstanding unpaid principal balances adjusted for the allowance for loan losses and net deferred fees and costs. Interest income is accrued on the unpaid principal balance. Loan origination and commitment fees and certain direct costs are deferred and the net amount is amortized as an adjustment of the related loan’s yield. The Company is amortizing these amounts on an effective interest method over the loan’s contractual life or to the pay-off date if the balance is repaid prior to maturity. There are no current commitments to purchase loans at this time. Loans are recorded based on purpose, collateral and repayment period. Interest is calculated on a 365/360 for commercial loans and 365/365 for consumer loans. Interest is accrued on a daily basis.

In the first quarter of 2013, the Company began purchasing rehabilitated student loans guaranteed by the U.S. Department of Education. The guarantee covers approximately 98% of principal and accrued interest. The unguaranteed balance of these loans was approximately $675 thousand at March 31, 2013.

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

When a loan is placed on nonaccural or charged off, all interest accrued but not collected is reversed against interest income. The interest on loans in nonaccrual status is accounted for on the cash basis or cost recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

In situations where, for economic or legal reasons related to a borrower’s financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a troubled debt restructuring (TDR). Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance, re-amortization, and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted above for impaired loans. There were four loans with an aggregate principal balance of $2.0 million classified as TDRs as of March 31, 2013. There were four loans with an aggregate principal balance of $2.1 million classified as TDRs as of December 31, 2012.

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

The amount of the allowance is established through the application of a standardized model, the components of which are: an impairment analysis of specific loans to determine the level of any specific reserves needed, and an estimate of the level of general reserves needed, which consists of a weighted average of historical loss experience and adjustments for economic and environmental (porfolio) factors.

The All is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

In order for the ALL methodology to be considered valid and for Management to make the determination if any deficiencies exist in the process, the Company at a minimum requires:

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

Note 4 includes additional discussion of how the allowance is quantified. The use of various estimates and judgments in the Company’s ongoing evaluation of the required level of allowance can significantly affect the Company’s results of operations and financial condition and may result in either greater provisions against earnings to increase the allowance or reduced provisions based upon management’s current view of portfolio and economic conditions and the application of revised estimates and assumptions.

The specific reserve component of the allowance relates to loans that are classified as either doubtful or substandard. For such loans that are also classified as impaired, a loan level allowance is established. The evaluation of the need for a specific reserve involves the identification of impaired loans and an analysis of those loans’ repayment capacity from both primary (cash flow) and secondary (real estate and non real estate collateral or guarantors) sources and making specific reserve allocations to impaired loans that exhibit inherent weaknesses and various elevated credit risk factors. All available collateral is analyzed and valued, with discounts applied according to the age of any real estate appraisals or the liquidity of other asset classes. The analysis is compared to the aggregate Company loan exposure, giving consideration to the Company’s lien preference and other actual and contingent obligations of the borrower. The value of any loan guarantors are weighted based on an analysis of the guarantor’s net worth, including liabilities, liquid assets, annual cash flows and total contingent liabilities.

The impairment of a loan occurs when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. We do not consider a loan impaired during a period of insignificant delay in payment if we expect the ultimate collection of all amounts due. Impairment is measured as the difference between the recorded investment in the loan and the evaluation of the present value of expected future cash flows or the observable market price of the loan or collateral value of the impaired loan when that cash flow or collateral value is lower than the carrying value of that loan. Loans that are collateral dependent, that is, loans where repayment is expected to be provided solely or primarily by the underlying collateral, and for which management has determined foreclosure is probable, are measured for impairment based on the fair value of the collateral as described above.

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

A component of the general allowance for unimpaired loans is established based on a weighted average historical loss factor for the prior twelve quarters (with more weight given to the more recent quarters) and the level of unimpaired loans. Management applies a 45% weighting to the most recent four quarters, a 35% weighting to the next four quarters and a 20% weighting to the most distant four of the prior twelve quarters when calculating this component of the general reserve component of the ALL.

Also included in Management’s estimates for loan losses are considerations with respect to the impact of local and national economic trends, the outcomes of which are uncertain. These events may include, but are not limited to, a general slowdown in the national or local economy, national and local unemployment rates; local real estate values fluctuations in overall lending rates, political conditions, legislation that may directly or indirectly affect the banking industry and economic conditions affecting the specific geographic area in which the Company conducts business.

The allowance model is a fluid model which includes several factors that can be adjusted to reflect rapid changes in the economic environment, loan portfolio trends and individual borrowers' financial condition and risk, the interpretation of which can have significant impact on the perceived allowance needed.

(g) Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the assets' estimated useful lives. Estimated useful lives range from 10 to 30 years for buildings and 3 to 10 years for autos, furniture, fixtures and equipment. The value of land is carried at cost. Cost is based on fair value at the date of the Company’s acquisition of Bank of Virginia. Subsequent purchases are recorded at cost.

(h) Other Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosure are held for sale. They are initially recorded at fair market value at the date of foreclosure, less estimated selling costs thus establishing a new cost basis. Subsequent to foreclosure, valuations of the assets are periodically performed by management. Adjustments are made to the lower of the carrying amount or fair market value of the assets less selling costs. Revenue and expenses from operations are included in net expenses from foreclosed assets. The Company’s investment in foreclosed assets totaled $1.8 million at March 31, 2013 and December 31, 2012.

(i) Goodwill and Other Intangibles

FASB ASC 805, Business Combinations, requires that the acquisition method of accounting be used for all business combinations. With acquisitions, the Company is required to record assets acquired, including any intangible assets, and liabilities assumed at fair value, which involves relying on estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analysis or other valuation methods. The Company records goodwill per ASC 350, Intangibles-Goodwill and Others. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value-based test. Additionally, under ASC 350, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the assets can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful lives. Goodwill was determined to be impaired in December 2011 at the annual impairment evaluation and, therefore, was written off. Core deposit intangibles of $166 thousand and $175 thousand are included in other assets as of March 31, 2013 and December 31, 2012, respectively.

(j) Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, operating loss carryforwards, and tax credit carryforwards. Deferred tax liabilities are recognized for taxable temporary differences.

Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, the recognition of the asset is less than probable. A valuation allowance has been recorded against the Company’s entire net deferred tax asset.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the positions taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is recognized as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. No such liability has been recorded as of March 31, 2013 or December 31, 2012.

Interest and penalties associated with the unrecognized tax benefits are classified as additional income taxes in the statements of operations.

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

(m) Earnings Per Share

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

The calculation for basic and diluted earnings per common share for the three-months ended March 31, 2013 and 2012 is as follows:

	2013	2012
Net income attributable to Company (In thousands)	$222	$53

Weighted average basic and dilutive shares outstanding	2,778,677	1,511,105

Basic and diluted income per common share	$0.08	$0.04

(n) Stock Option Plan

Authoritative accounting guidance requires the costs resulting from all share-based payments to employees be recognized in the financial statements. Stock-based compensation is estimated at the date of grant, using the Black-Scholes option valuation model for determining fair value. The Company recognized stock-based compensation expense of $9 thousand and $8 thousand during the three months ended March 31, 2013 and 2012, respectively.

(o) Fair Value Measurements

Fair values of financial instruments are estimated using relevant market information and other assumptions as more fully disclosed in Note 5. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or market conditions could significantly affect the estimates.

(p) Transfer of Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when 1) the assets have been isolated from the Company – put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership; 2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets; and 3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specified assets.

(q) Reclassification

In certain circumstances, reclassifications have been made to prior period information to conform to the 2013 presentation. Such reclassifications had no effect on previously reported shareholders’ equity or net income or loss.

Recent Accounting Pronouncements

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

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The amendments in this ASU require an entity to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income. In addition, the amendments require a cross-reference to other disclosures currently required for other reclassification items to be reclassified directly to net income in their entirety in the same reporting period. Companies should apply these amendments for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. The Company has included the required disclosures from ASU 2013-02 in the consolidated financial statements.

Note 2.      Business Combination

On December 10, 2010, the Company purchased 1,355,263 newly issued shares of the common stock of the Bank of Virginia (“BOVA”), which gave it a 59.8% ownership interest. In accordance with ASC 805-10, this transaction is considered a business combination. Under the acquisition method of accounting, the assets and liabilities of the Bank were marked to fair value and goodwill was recorded for the excess of consideration paid over net fair value received. Based on the consideration paid and the fair value of the assets received and the liabilities assumed, goodwill of $5.9 million was recorded. Goodwill was determined to be impaired in its entirety during the fourth quarter of 2011. In addition to goodwill, other assets and liabilities of the Bank of Virginia were marked to their respective fair value as of December 10, 2010.

These estimated fair values differed substantially in some cases from the carrying amounts of the assets and liabilities reflected in the financial statements of BOVA which, in most cases were valued at historical cost. Subsequent to that date, the fair value adjustments were amortized over the expected life of the related asset or liability or otherwise adjusted as required by GAAP.

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

The provision for loan losses is significantly impacted by these acquisition accounting adjustments. The credit risk associated with the loan portfolio is reflected in the fair value determination as of the day of the investment by Cordia. Accordingly, on the day of the investment, there were no ALL losses related to the purchased loans on the balance sheet of Cordia, while there was a significant allowance for loan losses on the balance sheet of BOVA.

Non-interest income is impacted by the gain or loss on the sale of investment securities. Because investments owned on the day of the investment by Cordia had a different book basis, the amount of the gain or loss on the sale of these investments that was reported by Cordia differs from the amounts reported by BOVA. Non-interest expense is impacted by the depreciation adjustment that is the result of a fair value discount recorded on certain branch locations, rent adjustment related to certain lease commitments being above market as of the day of the investment; and amortization of the core deposit intangible.

On March 29, 2013, the minority shareholders of BOVA exchanged their common shares in the Bank for common shares of Cordia. For each share of BOVA exchanged, 0.644 shares of Cordia were received. In connection with the exchange, BOVA became a wholly-owned subsidiary of Cordia.

In addition, the increased ownership percentage of BOVA by Cordia has impacted the accounting of both entities. All of Cordia’s purchase accounting adjustments are now recorded in the BOVA financial statements and the Cordia financial statements will no longer reflect adjustments for non-controlling interest.

The amortization of the acquisition accounting adjustments had the following impact on the financial statements:

	Three Months
	Ended March 31,
	2013	2012

Loans	$131	$(166)
Investment Securities	-	(222)
Property and Equipment	2	2
Core Deposit Intangible	(9)	(9)
Time Deposits	55	183
FLHB Advances	-	46
Building Lease Obligation	23	23
Net Impact to Net Income	$202	$(143)

Note 3.       Securities

Amortized cost and fair values of securities available for sale at March 31, 2013 and December 31, 2012 are as follows:

				Estimated
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
March 31, 2013
U.S. Government Agencies	$3,391	$49	$-	$3,440
Agency Guaranteed Mortgage- backed securities	13,756	56	70	13,742
Total	$17,147	$105	$70	$17,182

				Estimated
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
December 31, 2012
U.S. Government Agencies	$3,425	$30	$-	$3,455
Agency Guaranteed Mortgage- backed securities	15,007	82	33	15,056
Total	$18,432	$112	$33	$18,511

The amortized cost and fair value of securities available for sale as of March 31, 2013, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties. They are as follows:

	Amortized Cost	Estimated Fair Value
March 31, 2013
1 year or less	$166	$166
Over 1 year through 5 years	117	117
Over 5 years through 10 years	5,131	5,084
Over 10 years	11,732	11,815
Total	$17,146	$17,182

Management does not believe any individual unrealized loss position as of March 31, 2013 represents other-than-temporary impairment. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (i) the intent of the Company to sell the security, (ii) whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, and (iii) whether the Company expects to recover the securities’ entire amortized cost basis regardless of the Company’s intent to sell the security. Furthermore, the Company believes the value is attributable to changes in market interest rates and not the credit quality of the issuer.

The Company had no investments in a continuous unrealized loss position for more than 12 months as of March 31, 2013 or December 31, 2012.

As of March 31, 2013, the Company had unrealized losses on six of its Agency Guaranteed Mortgage-backed securities of $70 thousand with an aggregate fair value of $6.2 million. All of the unrealized losses are attributable to increases in interest rates and not to credit deterioration. Currently, the Company does not believe that it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Because the decline in market value is attributable to changes in interest rates and not to credit quality and because it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2013.

There were no held to maturity securities at March 31, 2013 and December 31, 2012.

Mortgage-backed securities with a combined market value of $1.7 million and $2.0 million were pledged to secure public funds with the Commonwealth of Virginia at March 31, 2013 and December 31, 2012, respectively. In addition, we had $3.0 million and $2.9 million of mortgage-backed securities pledged to cover a relationship with our main correspondent bank as of March 31, 2013 and December 31, 2012, respectively.

Note 4.       Loans, Allowance for Loan Losses and Credit Quality

Loans by Loan Class

The Company categorizes its receivables into four main segments: commercial real estate loans, commercial and industrial loans, guaranteed student loans and consumer loans. Each category of loan has a different level of credit risk. Real estate loans are generally safer than loans secured by other assets because the value of the underlying collateral is generally ascertainable and does not fluctuate as much as other assets. Owner-occupied commercial real estate loans are the least risky type of commercial real estate loan. Non owner occupied commercial real estate loans and construction and development loans contain more risk. Commercial loans, which can be secured by other assets, or which can be unsecured, are generally more risky than commercial real estate loans. Guaranteed student loans present little risk with approximately 98% of principal and accrued interest guaranteed by the U.S. Department of Education. Consumer loans may be secured by residential real estate, automobiles or other assets or may be unsecured. Those secured by residential real estate are the least risky and those that are unsecured are the most risky type of consumer loans.

Any type of loan which is unsecured is generally more risky than a secured loan. These levels of risk are general in nature, and many factors including the creditworthiness of the borrower or the particular nature of the secured asset may cause any type of loan to be more or less risky than another. In the commercial real estate category of the loan portfolio the classes are acquisition-development-construction, non owner occupied and owner occupied. In the consumer category of the loan portfolio the classes are residential mortgages, home equity lines of credit and other types of loans. This provides Management and the Board with sufficient information to evaluate the risks within the Company’s portfolio.

Below is a table that exhibits the loans by class.

	March 31,	December 31,
	2013	2012
(In thousands)
Commercial real estate:
Acquisition, development, and construction	$2,159	$3,313
Non-owner occupied	35,258	30,747
Owner occupied	40,988	39,570
Commercial and industrial	23,384	23,488
Guaranteed student loans	34,696	-
Consumer:
Residential mortgage	7,112	7,260
Home equity lines of credit	7,355	8,395
Other	245	297
Total loans	$151,197	$113,070
Allowance for loan losses	(1,583)	(2,110)
Total loans, net of allowance	$149,614	$110,960

Loans Acquired with Evidence of Deterioration in Credit Quality

Acquired in the acquisition of Bank of Virginia, and included in the table above, are loans acquired with evidence of deterioration in credit quality. These loans are accounted for under the guidance ASC 310-30. Information related to these loans is as follows:

	March 31,	December 31,
	2013	2012

Contract principal balance	$5,366	$16,718
Accretable discount	-	(476)
Nonaccretable discount	(89)	(165)
Book value of loans	$5,277	$16,077

A discount was applied to these loans such that the carrying amount approximates the cash flows expected to be received from the borrower or from the liquidation of collateral. Due to a high level of uncertainty regarding the timing and amount of these cash flows, Management initially considered the entire discount to be nonaccretable. However, due to improvement in the status of numerous credits, the majority of the discount was transferred to accretable during 2012. Other cash flows received on these loans will be applied on a cost recovery method, whereby payments are applied first to the loan balance. When the loan balance is fully recovered, payments will then be applied to income. In future reductions in carrying value as a result of deteriorating credit quality will require an allowance for loan losses related to these loans. A summary of changes to the accretable and nonaccretable discounts during the three months ended March 31, 2013 and 2012 are as follows:

	2013		2012
	Accretable	Nonaccretable	Accretable	Nonaccretable
	Discount	Discount	Discount	Discount

Beginning balance	$476	$165	$366	$1,290
Charge-offs related to loans covered by ASC 310-30	-	-	-	-
Transfer to accretable discount	165	(165)	-	-
Discount accretion	(592)	-	(76)	-
Ending balance	$89	$-	$290	$1,290

In addition to the above discounts, in the event there is a reduction in projected cash flows beyond the original discount as a result of a continued deterioration in credit quality, an allowance for loan losses is established through earnings. Management individually assesses each loan that was acquired with evidence of deterioration in credit quality on a quarterly basis. Accordingly, any allowance is established in accordance with ASC 310-10. Activity related to these loans acquired with evidence of deterioration in credit quality is as follows:

	Three Months Ended
	March 31,
	2013	2012

Beginning balance	$537	$538
Charge-offs	(537)	(289)
Provision (recovery) for loan losses	228	(21)
Ending balance	$228	$228

Credit Quality Indicators

Credit risk ratings reflect the current risk of default and/or loss for a given asset. The risk of loss is driven by factors intrinsic to the borrower and the unique structural characteristics of the loan. The credit risk rating begins with an analysis of the borrower’s credit history, ability to repay the debt as agreed, use of proceeds, and the value and stability of the value of the collateral securing the loan. The attributes ordinarily considered when reviewing a borrower are as follows:

•	industry/industry segment;
•	position within industry;
•	earnings, liquidity and operating cash flow trends;
•	asset and liability values;
•	financial flexibility/debt capacity;
•	management and controls; and
•	quality of financial reporting.

The unique structural characteristics ordinarily considered when reviewing a loan are as follows:

•	credit terms/loan documentation;
•	guaranty/third party support;
•	collateral; and
•	loan maturity.

On a quarterly basis, the process of estimating the Allowance for Loan Loss begins with Management’s review of the risk rating assigned to individual credits. Through this process, loans adversely risk rated are evaluated for impairment based on ASC 310-40. The following is a summary of the risk rating definitions the Company uses to assign a risk grade to each loan within the portfolio:

Grade 1 - Highest Quality	Loans to persons and businesses with unquestionable financial strength and character that carry extremely low probabilities of default. Balance sheets and cash flow are extremely strong relative to the magnitude of debt. This rating would be analogous to the highest investment grade ratings.

Grade 2 - Above Average Quality	Loans to persons and business entities with unquestioned character that carry low probabilities of default. Borrowers have strong, stable earnings and financial condition.

Grade 3 - Satisfactory

Loans to persons and businesses with acceptable financial condition that carry average probabilities of default. Borrower's exhibit adequate cash flow to service debt and have acceptable levels of leverage.

Grade 4 - Pass

Loans to persons and businesses with a lack of stability in the primary source of repayment or temporary weakness in their balance sheet or earnings. These loans carry above average probabilities of default. These borrowers generally have higher leverage and less liquidity than loans rated 3- Satisfactory.

Grade 5- Special Mention	Loans to borrowers that exhibit potential credit weakness or a downward trend that warrant additional supervision. While potentially weak, the loan is currently marginally acceptable and no loss of principal or interest is envisioned.

Grade 6 – Substandard	Borrowers with one or more well defined weaknesses that jeopardize the orderly liquidation of the debt. Normal repayment from the borrower is in jeopardy, although no loss of principal is envisioned. Possibility of loss or protracted workout exists if immediate corrective action is not taken.

Grade 7 – Doubtful	Loans with all the weaknesses inherent in a Substandard classification, with the added provision that the weaknesses make collection of debt in full highly questionable and improbable, based on currently existing facts, conditions, and values. Serious problems exist to the point where a partial loss of principal is likely.

Grade 8 – Loss	Borrower is deemed incapable of repayment of the entire principal. A charge-off is required for the portion of principal management has deemed it will not be repaid.

The following is the distribution of loans by credit quality and segment as of March 31, 2013:

	Commericial Real Estate			Commercial	Guaranteed	Consumer
	Acq-Dev	Non-Owner	Owner	and	Student	Residential
	Construction	Occupied	Occupied	Industrial	Loans	Mortgage	HELOC	Other	Total
(in thousands)
Credit Quality by Class
1 Highest Quality	$-	$-	$-	$-	$-	$-	$-	$1	$1
2 Above Average Quality	-	2,045	3,068	1,328	34,696	109	212	41	41,499
3 Satisfactory	388	6,478	20,307	7,414	-	3,462	3,441	94	41,584
4 Pass	1,032	17,540	10,815	11,283	-	2,276	2,299	79	45,324
5 Special Mention	318	8,176	2,976	2,299	-	1,053	519	-	15,341
6 Substandard	85	682	469	548	-	33	324	30	2,171
7 Doubtful	-	-	-		-	-	-	-	-
	1,823	34,921	37,635	22,872	34,696	6,933	6,795	245	145,920
Loans acquired with deteriorating credit quality	336	337	3,353	512	-	179	560	-	5,277
Total Loans	$2,159	$35,258	$40,988	$23,384	$34,696	$7,112	$7,355	$245	$151,197

The following is the distribution of loans by credit quality and segment as of December 31, 2012:

	Commericial Real Estate			Commercial	Guaranteed	Consumer
	Acq-Dev	Non-Owner	Owner	and	Student	Residential
	Construction	Occupied	Occupied	Industrial	Loans	Mortgage	HELOC	Other	Total
(in thousands)
Credit Quality by Class
1 Highest Quality	$-	$-	$-	$-	$-	$-	$-	$1	$1
2 Above Average Quality	-	-	3,082	1,088	-	119	86	3	4,378
3 Satisfactory	392	6,261	19,727	6,598	-	4,074	3,969	186	41,207
4 Pass	319	13,094	9,649	12,215	-	1,844	2,263	69	39,453
5 Special Mention	-	5,769	1,668	1,351	-	684	274	16	9,762
6 Substandard	-	188	481	570	-	32	347	22	1,640
7 Doubtful	-	-	-		-	-	552	-	552
	711	25,312	34,607	21,822	-	6,753	7,491	297	96,993
Loans acquired with deteriorating credit quality	2,602	5,435	4,963	1,666	-	507	904	-	16,077
Total Loans	$3,313	$30,747	$39,570	$23,488	$-	$7,260	$8,395	$297	$113,070

A summary of the balances of loans outstanding by days past due, including accruing and non-accruing loans by portfolio class as of March 31, 2013 was as follows:

	Commericial Real Estate			Commercial		Consumer
	Acq-Dev	Non-Owner	Owner	and	Guaranteed	Residential
March 31, 2013	Construction	Occupied	Occupied	Industrial	Student Loans	Mortgage	HELOC	Other	Total
i(n thousands)

30 - 59 days	$-	$209	$-	$28	$1,601	$-	$-	$-	$1,838
60 - 89 days	-	-	-	-	1,296	-	-	-	1,296
> 90 days	420	-	2,307	738	5,539	179	309	-	9,492
Total past due	420	209	2,307	766	8,436	179	309	-	12,626
Current	1,739	35,049	38,681	22,618	26,260	6,933	7,046	245	138,571
Total Loans	$2,159	$35,258	$40,988	$23,384	$34,696	$7,112	$7,355	$245	$151,197

> 90 days and still accruing	$-	$-	$-	$-	$-	$-	$-	$-	$-

A summary of the balances of loans outstanding by days past due, including accruing and non-accruing loans by portfolio class as of December 31, 2012 was as follows:

	Commericial Real Estate			Commercial	Guaranteed	Consumer
	Acq-Dev	Non-Owner	Owner	and	Student	Residential
	Construction	Occupied	Occupied	Industrial	Loans	Mortgage	HELOC	Other	Total
(in thousands)

30 - 59 days	$-	$480	$-	$139	$-	$-	$30	$-	$649
60 - 89 days	-	-	-	-	-	-	-	-	-
> 90 days	420	-	2,599	740	-	180	739	-	4,678
Total past due	420	480	2,599	879	-	180	769	-	5,327
Current	2,893	30,267	36,971	22,609	-	7,080	7,626	297	107,743
Total Loans	$3,313	$30,747	$39,570	$23,488	$-	$7,260	$8,395	$297	$113,070

> 90 days and still accruing	$-	$-	$-	$-	$-	$-	$-	$-	$-

Non-accrual Loans

Loans are placed on nonaccrual status when Management believes the collection of the principal and interest is doubtful. A delinquent loan is generally placed in nonaccrual status when:

•	principal and/or interest is past due for 90 days or more, unless the loan is well-secured or in the process of collection;
•	the financial strength of the borrower or a guarantor has materially declined;
•	collateral value has declined; or
•	other facts would make the repayment in full of principal and interest unlikely.

Loans placed on nonaccrual status are reported to the Board at its next regular meeting. When a loan is placed on nonaccrual, all interest which has been accrued is charged back against current earnings as a reduction in interest income, which adversely affects the yield on loans in the period of reversal. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain.

Loans placed on non-accrual status may, at the lenders discretion, be returned to accrual status after:

•	payments are received for a reasonable period in accordance with the loan documents (typically for (6) months), and any doubt as to the loan's full collectability has been removed; or
•	the troubled loan is restructured and, evidenced by a credit evaluation of the borrower's financial condition, the prospects for full payment are good.

When a loan is returned to accrual status after restructuring, the pre-restructuring risk rating is maintained until a satisfactory payment history is re-established. Returning non-accrual loans to an accrual status requires the prior written approval of the Chief Credit Officer.

A summary of non-accrual loans by portfolio class is as follows:

	March 31,	December 31,
	2013	2012
(In thousands)
Commercial real estate:
Acquisition, development, and construction	$420	$420
Non-owner occupied	-	-
Owner occupied	2,307	2,599
Commercial and industrial	896	878
Guaranteed student loans	-	-
Consumer:
Residential mortgage	179	180
HELOC	658	1,371
Other consumer	30	23
Total loans	$4,490	$5,471

Impaired Loans

All loans that are rated Doubtful are assessed as impaired based on the expectation that the full collection of principal and interest is in doubt. All loans that are rated Substandard or are expected to be downgraded to Substandard, require additional analysis to determine if a specific reserve under ASC 310-40 is required. All loans that are rated Special Mention are presumed not to be impaired. However, Special Mention rated loans are typically evaluated for the following adverse characteristics that may indicate further analysis is warranted before completing an assessment of impairment:

•	a loan is 60 days or more delinquent on scheduled principal or interest;
•	a loan is presently in an unapproved over-advanced position;
•	a loan is newly modified; or
•	a loan is expected to be modified.

The following information is a summary of the Company’s policies pertaining to impaired loans:

A loan is deemed impaired when it qualifies for a risk rating of Substandard or worse. Factors impairing repayment might include: inadequate repayment capacity, severe erosion of equity, likely reliance on non-primary source of repayment, guarantors with limited resources, and obvious material deterioration in borrower’s financial condition. The possibility of loss or protracted workout exists if immediate corrective action is not taken.

Once deemed impaired, the loan is then analyzed for the extent of the impairment. Impairment is the difference between the principal balance of the loan and (i) the discounted cash flows of the borrower or (ii) the fair market value of the collateral less the costs involved with liquidation (i.e., real estate commissions, attorney costs, etc.). This difference is then reflected as a component in the allowance for loan loss as a specific reserve.

Certain loans were identified and individually evaluated for impairment at March 31, 2013. A number of these impaired loans were not charged with a valuation allowance due to Management’s judgment that the cash flows from the underlying collateral or equity available from guarantors was sufficient to recover the Company’s entire investment, while other loans experienced collateral deterioration and supplemental specific reserves were added. In two instances, it was decided that the collateral deficiency was a confirmed loss and the amount of the specific reserve was recorded as a partial charge off. The results of those analyses are presented in the following tables.

The following information is a summary of related impaired loans, excluding loans acquired with deteriorating credit quality, presented by portfolio class as of March 31, 2013:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial real estate:
Acquisition, development, and construction	$85	$85	$-	$43	$-
Non owner occupied	681	681	-	435	11
Owner occupied	469	469	-	475	4
Commercial and Industrial	548	548	-	551	3
Guaranteed student loans	-	-	-	-	-
Consumer:
Residential	33	33	-	130	1
HELOC	324	324	-	226	-
Other	22	22	-	22	-
Total	$2,162	$2,162	$-	$1,882	$19

With an allowance recorded:
Commercial real estate:
Acquisition, development, and construction$	$-	$-	$-	$-	$-
Non owner occupied	-	-	-	-	-
Owner occupied	-	-	-	-	-
Guaranteed student loans	-	-	-	-	-
Commercial and Industrial	-	-	-	-	-
Consumer:
Residential	-	-	-	-	-
HELOC	-	-	-	-	-
Other	9	9	9	9	-
Total	$9	$9	$9	$9	$-

The following information is a summary of related impaired loans, excluding acquired impaired loans, presented by portfolio class as of December 31, 2012:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(In thousands)	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial real estate:
Acquisition, development, and construction	$-	$-	$-	$-	$-
Non owner occupied	189	189	-	189	1
Owner occupied	481	481	-	481	3
Guaranteed student loans	-	-	-	-	-
Commercial and Industrial	553	553	-	553	1
Consumer:
Residential	228	228	-	228	-
HELOC	129	129	-	129	-
Other	23	23	-	23	2
Total	$1,603	$1,603	$-	$1,603	$7

With an allowance recorded:
Commercial real estate:
Acquisition, development, and construction$ $ -	$-	$-	$-	$-
Non owner occupied	-	-	-	-	-
Owner occupied	-	-	-	-	-
Guaranteed student loans	-	-	-	-	-
Commercial and Industrial	52	52	33	33	1
Consumer:
Residential	-	-	-	-	-
HELOC	661	661	405	405	-
Other	-	-	-	-	-
Total	$713	$713	$438	$438	$1

Loans with deteriorated credit quality acquired as part of the Bank of Virginia acquisition are accounted for under the requirements of ASC 310-30. These loans are not considered impaired and not included in the table above.

Activity in the allowance for loan losses for the three months ended March 31, 2013 and the year ended December 31, 2012 is summarized below:

March 31, 2013	Commericial Real Estate			Commercial	Guaranteed	Consumer
	Acq-Dev	Non-Owner		and	Student	Residential
(in thousands)	Construction	Occupied	Owner Occupied	Industrial	Loans	Mortgage	HELOC	Other	Total

Allowance for loan losses
Beginning balance December 31, 2012	$229	$231	$350	$782	$-	$50	$457	$11	$2,110
(Charge offs) recovery	-	(289)	-	-	-	(365)	-	-	(654)
Provision (recovery	26	412	(282)	(132)	169	374	(452)	12	127
Ending balance March 31, 2013	$255	$354	$68	$650	$169	$59	$5	$23	$1,583

December 31, 2012	Commericial Real Estate			Commercial	Guaranteed	Consumer
	Acq-Dev	Non-Owner		and	Student	Residential
(in thousands)	Construction	Occupied	Owner Occupied	Industrial	Loans	Mortgage	HELOC	Other	Total

Allowance for loan losses
Beginning balance December 31, 2011	$296	$474	$496	$569	$-	$188	$215	$47	$2,285
(Charge offs) recovery	(16)	(273)	-	(270)	-	(133)	(23)	(48)	(763)
Provision (recovery	(51)	30	(146)	483	-	(5)	265	12	588
Ending balance December 31, 2012	$229	$231	$350	$782	$-	$50	$457	$11	$2,110

A summary of the allowance for loan losses by portfolio segment and impairment evaluation methodology as of March 31, 2013 and December 31, 2012 is as follows:

				Commercial	Guaranteed
	Acq-Dev	Non-Owner		and	Student	Residential
March 31, 2013	Construction	Occupied	Owner Occupied	Industrial	Loans	Mortgage	HELOC	Other	Total
i(n thousands)
Ending allowance balance at March
31, 20 13 attributable to loans :
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$9	$9
Collectively evaluated for impairment	255	126	68	650	169	59	5	14	1,346
Acquired with deteriorated credit quality	-	228	-	-	-	-	-	-	228
Ending balance March 31, 2013	$255	$354	$68	$650	$169	$59	$5	$23	$1,583

Gross loan balances at March 3 1, 2013:
Individually evaluated for impairment	$85	$681	$469	$548	$-	$33	$324	$31	$2,171
Collectively evaluated for impairment	1,739	34,240	37,166	22,323	34,696	6,900	6,471	214	143,749
Acquired with deteriorated credit quality	335	337	3,353	513	-	179	560	-	5,277
Ending balance March 31, 2013	$2,159	$35,258	$40,988	$23,384	$34,696	$7,112	$7,355	$245	$151,197

	Commericial Real Estate			Commercial	Guaranteed	Consumer
	Acq-Dev	Non-Owner		and	Student	Residential
December 31, 2012	Construction	Occupied	Owner Occupied	Industrial	Loans	Mortgage	HELOC	Other	Total
i(n thousands)

Ending allowance balance at December
31, 20 12 attributable to loans :
Individually evaluated for impairment	$-	$-	$-	$33	$-	$-	$405	$-	$438
Collectively evaluated for impairment	29	231	61	744	-	50	9	11	1,135
Acquired with deteriorated credit quality	200	-	289	5	-	-	43	-	537
Ending balance December 31, 2012	$229	$231	$350	$782	$-	$50	$457	$11	$2,110

Gross loan balances at December 31, 2012:
Individually evaluated for impairment	$-	$189	$481	$605	$-	$228	$790	$23	$2,316
Collectively evaluated for impairment	711	25,123	34,126	21,217	-	6,525	6,701	274	94,677
Acquired with deteriorated credit quality	2,602	5,435	4,963	1,666	-	507	904	-	16,077
Ending balance December 31, 2012	$3,313	$30,747	$39,570	$23,488	$-	$7,260	$8,395	$297	$113,070

Troubled Debt Restructurings

A modification is classified as a troubled debt restructuring (“TDR”) if both of the following exist: (1) the borrower is experiencing financial difficulty and (2) the Company has granted a concession to the borrower.  The Company determines that a borrower may be experiencing financial difficulty if the borrower is currently delinquent on any of its debt, or if the Company is concerned that the borrower may not be able to perform in accordance with the current terms of the loan agreement in the foreseeable future.  Many aspects of the borrower’s financial situation are assessed when determining whether they are experiencing financial difficulty, particularly as it relates to commercial borrowers due to the complex nature of the loan structure, business/industry risk and borrower/guarantor structures.  Concessions may include the reduction of an interest rate at a rate lower than current market rate for a new loan with similar risk, extension of the maturity date, reduction of accrued interest, or principal forgiveness.  When evaluating whether a concession has been granted, the Company also considers whether the borrower has provided additional collateral or guarantors and whether such additions adequately compensate the Company for the restructured terms, or if the revised terms are consistent with those currently being offered to new loan customers.  The assessments of whether a borrower is experiencing (or is likely to experience) financial difficulty and whether a concession has been granted is subjective in nature and management’s judgment is required when determining whether a modification is a TDR.

As a result of adopting the amendments in ASU 2011-02, the Company assessed all restructurings that occurred on or after the beginning of the fiscal year of adoption, January 1, 2011, to determine whether they are considered TDRs under the amended guidance. The Company identified as TDRs certain loans for which the allowance for loan losses had previously been measured under the specific or general allowance methodology. Upon identifying those loans as TDRs, the Company identified them as impaired under the guidance in ASC 310-10-35. The amendments in ASU 2011-02 require prospective application of the impairment measurement guidance in ASC 310-10-35 for those loans newly identified as impaired.

Although each occurrence is unique to the borrower and is evaluated separately, for all portfolio segments, TDRs are typically modified through reduction in interest rates, reductions in payments, changing the payment terms from principal and interest to interest only, and/or extensions in term maturity.

During the three months ended March 31, 2013 and 2012, no loans were modified in troubled debt restructurings. At March 31, 2013 and December 31, 2012, 4 loans were identified as trouble debt restructuring. The principal balance outstanding relating to these was $2.0 million and $2.1 million at March 31, 2013 and December 21, 2012, respectively.

During the three months ended March 31, 2013 and 2012, no defaults occurred on loans modified as TDR’s in the preceding (12) months.

Note 5.	Fair Value Measurements

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

Financial Instruments with Book Value Equal to Fair Value

The book values of cash and due from banks, federal funds sold and purchased, interest receivable, and interest payable are considered to be equal to fair value as a result of the short-term nature of these items.

Securities Available for Sale and Restricted Securities

For securities available for sale, fair value is based on current market quotations, where available. If quoted market prices are not available, fair value has been based on the quoted price of similar instruments. Restricted securities are valued at cost which is also the stated redemption value of the shares.

Loans Held for Sale

Fair value is based on the price secondary markets are offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale.

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

Commitments to Extend Credit, Standby Letters of Credit, and Financial Guarantees

Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. At March 31, 2013, the fair value of loan commitments and standby letters of credit was deemed to be immaterial and therefore is not included.

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

Level 1	Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2	Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3	Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

The carrying value and fair values of financial assets and liabilities are as follows:

	March 31, 2013
	Carrying	Fair	Fair Value Measurements
	Amount	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$14,541	$14,541	$14,541	$-	$-
Securities available for sale	17,182	17,182	-	17,182	-
Restricted securities	1,124	1,124	-	1,124	-
Loans held for sale	59,761	59,761	-	59,761	-
Loans held for investment	149,614	150,675	-	-	150,675
Interest receivable	1,097	1,097	-	1,097	-

Liabilities:
Demand deposits	$20,786	$20,786	$-	$20,786	$-
Savings and interest-bearing demand deposits	80,665	80,665	-	80,665	-
Time deposits	124,282	121,523	-	121,523	-
FHLB Borrowings	10,000	10,182	-	10,182	-
Interest payable	158	158	-	158	-

	December 31, 2012
	Carrying	Fair	Fair Value Measurements
	Amount	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$11,981	$11,981	$11,981	$-	$-
Securities available for sale	18,511	18,511	-	18,511	-
Restricted securities	1,156	1,156	-	1,156	-
Loans held for sale	28,949	28,949	-	28,949	-
Loans held for investment	110,960	113,260	-	-	113,260
Interest receivable	419	419	-	419	-

Liabilities:
Demand deposits	$19,498	$19,498	$-	$19,498	$-
Savings and interest-bearing demand deposits	39,393	39,393	-	39,393	-
Time deposits	95,537	94,848	-	94,848	-
FHLB Borrowings	10,000	11,421	-	11,421	-
Interest payable	173	173	-	173	-

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Loans Held for Sale

Loans held for sale are required to be measured at the lower of cost or fair value. These loans currently consist of residential loans purchased for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data, which is generally not materially different than cost due to the short duration between purchase and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during quarter ended March 31, 2013 or the year ended December 31, 2012.

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

The following table presents the balances of financial assets measured at fair value on a recurring basis:

	Balance	Level 1	Level 2	Level 3

March 31, 2013
US Government Agencies	$3,440	$-	$3,440	$-
Agency Guaranteed Mortgage-backed securities	$13,742	$-	$13,742	$-
Loans held for sale	$59,761	$-	$59,761	$-

December 31, 2012
US Government Agencies	$3,455	$-	$3,455	$-
Agency Guaranteed Mortgage-backed securities	$15,056	$-	$15,056	$-
Loans held for sale	$28,949	$-	$28,949	$-

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Income.

Other Real Estate Owned (OREO)

Other real estate owned (“OREO”) is measure at fair value less cost to sell, based on an appraisal conducted by an independent, licensed appraiser outside of the Company. If the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability, then the fair value is considered Level 3. OREO is measured at fair value on a nonrecurring basis. Any initial fair value adjustment is charged against the Allowance for Loan Losses. Subsequent fair value adjustments are recorded in the period incurred and included in other noninterest expense on the Consolidated Statements of Income.

The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis:

	Qualitative Information about Level 3 Fair Value Measurements for March 31, 2013
	Balance	Level 1	Level 2	Level 3
March 31, 2013:
Impaired loans, net	$-	$-	$-	$-
OREO	$1,768	$-	$-	$1,768

December 31, 2012:
Impaired loans, net	$275	$-	$-	$275
OREO	$1,768	$-	$-	$1,768

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2013 and December 31, 2012:

Description	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

Impaired Loans – Other Consumer	$-	Discounted appraised value	Discount and Selling costs	100%

Other real estate owned	$1,768	Discounted appraised value	Discount for lack of marketability	16% to 63% (28)%

(Dollars in thousands)		Quantitative Information about Level 3 Fair Value
		Measurements for
		December 31, 2012
				Range
	Fair	Valuation		(Weighted
Description	Value	Technique	Unobservable Input	Average)
Impaired loans - commercial and industrial	$19	Discounted cash flow	Discount rate	63%
Impaired loans - consumer:
		Discounted appraised value	Selling costs	10% 37% to 66%
HELOC	$256	Discounted appraised value	Discount for lack of marketability	(61)%

Other real estate owned	$1,768	Discounted appraised value	Discount for lack of marketability	16% to 63% (28)%

Note 6.	Stock-Based Compensation

Share-based compensation arrangements include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee stock purchase plans. ASC Topic 718 requires all share-based payments to employees to be valued using a fair value method on the date of grant and to be expensed based on that fair value over the applicable vesting period.

At the 2005 Annual Meeting of the Bank, Bank shareholders approved the Bank of Virginia 2005 Stock Option Plan (the “2005 Plan”) which made available up to 200,000 shares for potential grants of stock options. The Plan was instituted to encourage and facilitate investment in the common stock of the Bank by key employees and executives and to assist in the long-term retention of service by those executives. The Plan covers employees as determined by the Bank’s Board of Directors from time to time. Options under the Plan were granted in the form of incentive stock options.

At the 2011 Annual Meeting of the Bank, the Bank’s shareholders approved a new share-based compensation plan (Bank of Virginia 2011 Stock Incentive Plan or the “2011 Plan”). Under this plan, employees, officers and directors of the Bank or its affiliates for their efforts, to assist in the long-term retention of service for those who were awarded, as well as align their interests with the Bank. There are 800,000 shares reserved under the 2011 Plan and the 2011 Plan did not replace the 2005 Plan.

Both the 2005 Plan and 2011 Plan were assumed by the Company in connection with the share exchange. At the effective time of the share exchange, each option to purchase Bank common stock granted by the Bank that was then outstanding was converted automatically into an option for shares of Company common stock, subject to the same terms and conditions that applied to the Bank option before the effective time of the share exchange. The number of shares of Company common stock subject to the stock options, and the exercise price of the Bank stock options, were adjusted based on the exchange ratio of 0.664.

As of March 31, 2013, there are 54,505 options granted and outstanding with a weighted average exercise price of $11.28 per option. 13,739 of the options are exercisable at March 31, 2013 at a weighted average price of $19.90. Options granted, outstanding, and exercisable have been restated to reflect the effect of the 1-for-5 stock split completed by the Bank on October 4, 2012 and the share exchange completed with Cordia on March 29, 2013.

Note 7.	Other Comprehensive Income

The following table presents information on amounts reclassified out of accumulated other comprehensive income, by category, during the periods indicated:

(in thousands)	Three Months Ended March 31,		Affected Line Item on
	2013	2012	Consolidated Statement of Income
Available-for-sale securities
Realized gains on sales of securities	$-	$42	Gain on sale of available-for-sale securities, net
Tax effect	-	(14)	Income tax expense
	-	$28	Net of tax

Note 8.	Regulatory Oversight and Capital Adequacy

Bank of Virginia continues to operate under a Written Agreement with the Federal Reserve Bank of Richmond (the “Federal Reserve”) and the Virginia Bureau of Financial Institutions which was executed on January 14, 2010. The Written Agreement requires, among other things, that the Bank:

•	strengthen Board oversight of the management and operations of the Bank;
•	strengthen credit risk management practices, particularly commercial real estate concentrations, including steps to reduce the risk of concentrations and enhance stress testing of loan portfolio segments;
•	improve the Bank’s position on outstanding and future past due and other problem loans in excess of $500,000;
•	implement ongoing review and grading of the Bank’s loan portfolio by a qualified independent party or by qualified staff that is independent of the Bank’s lending function;
•	review and revise the allowance for loan and lease losses policy and ensure the maintenance of an adequate allowance for loan and lease losses;
•	improve profitability and maintain sufficient capital for the risk profile of the Bank to satisfy regulatory requirements and support current and future assets; and
•	implement policy to prevent conflicts of interest between Bank’s interest and decision makers.

Failure to comply with the Written Agreement could subject the Bank to the assessment of civil monetary penalties, further regulatory sanctions and/or other regulatory enforcement actions.

The Bank has addressed the requirements of the Written Agreement, including efforts and plans to improve asset quality and credit risk management, and maintain sufficient capital. Submissions were made to the appropriate regulatory authorities in accordance with, and within the time schedule outlined in the Agreement. In order to maintain full compliance with the Written Agreement, our regulators require ongoing attention to certain provisions of the Written Agreement. Management believes it has achieved full compliance within each area and is taking appropriate ongoing actions to maintain full compliance.

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

The following discussion is intended to assist the reader in understanding and evaluating the financial condition and results of operations of Cordia and its majority owned subsidiary, Bank of Virginia (“BOVA” or the “Bank”). This discussion and analysis should be read in conjunction with Cordia’s financial statements and related notes thereto located elsewhere in this report.

General

Cordia was incorporated in 2009. Its founders were former bank CEOs, directors and advisors seeking to invest in undervalued or troubled community banks in the Mid-Atlantic and Southeast. Aside from the shares of BOVA common stock, Cordia’s only other assets totaled $404 thousand at March 31, 2013, consisting primarily of $210 thousand of cash and $194 thousand of prepaid expenses. As of December 31, 2012, Cordia held approximately 67.4% of the outstanding shares of BOVA common stock. In March 2013, Cordia completed a share exchange with BOVA shareholders resulting in BOVA becoming a wholly-owned subsidiary of Cordia.

BOVA is a state chartered bank headquartered in Midlothian, Virginia with total assets of approximately $250 million at March 31, 2013. BOVA provides retail banking services to individuals and commercial customers through three banking locations in Chesterfield County, Virginia and one in Henrico County, Virginia.

Executive Overview

We spent much of 2012 and 2011 working through asset asset quality issues, recruiting new staff, and reorganizing our lending and deposit activities while addressing the requirements of BOVA’s Written Agreement.

During 2011, BOVA hired a new credit management team which included a Chief Credit Officer, a Chief Operating Officer who also currently serves as BOVA’s President, and a Senior Vice President responsible for working out problem loans and seeking recoveries. In 2011, the new credit management team dedicated a large portion of its time to portfolio management, including establishing new credit underwriting disciplines, training staff, resolving problem assets, as well as performing a detailed assessment of the accuracy of credit risk grades and BOVA’s allowance for loan losses. Moreover, BOVA engaged a third-party loan review firm to review the accuracy of this completed work.

During 2012, BOVA continued to deploy its new credit disciplines as resolutions of problem assets and new loan originations accelerated. In addition, BOVA hired three business development officers who specialize in commercial lending and have brought portions of their portfolios to the Bank, as well as originating high-quality loans through new customer contacts. These officers are also stressing the value of a total relationship and are instrumental in bringing accompanying deposit relationships. BOVA is also partnering with other business entities to participate in loan programs which would bring increased loan production to the Bank without compromising of asset quality or material capital risk. Management has continued to price deposits conservatively, particularly time deposits, in order to control margin erosion and has been successful in increasing deposits, primarily in transaction and savings accounts, while reducing the cost of funds.

During the first quarter of 2013, the Company substantially increased its lending and funding activities. Bank of Virginia’s residential mortgage program, involving participations in held-for-sale loans originated by Stonegate Mortgage Corporation and packaged primarily for sale to Government Sponsored Enterprises such as Ginnie Mae and Fannie Mae, was increased from $30 million to $60 million. The Bank also launched a new initiative partnering with GradCapital, LLC to purchase rehabilitated student loans backed by the government’s guarantee and serviced by Xerox Education Services. Approximately $35 million of such loans were purchased during the quarter. The Bank also significantly expanded its deposit base, primarily involving institutional money market and certificate of deposit accounts, at average rates significantly lower than the Bank’s prevailing retail rates.

Results of Operations

Net Income

There was consolidated net income of $222 thousand for the quarter ended March 31, 2013 (the “2013 quarter”) compared to consolidated net income of $134 thousand (before noncontroling interest) for the quarter ended March 31, 2012 (the “2012 quarter”). Net interest income before the provision for loan losses increased 11.9% or $238 thousand from $2.0 million for the 2012 quarter to $2.2 million for the 2013 quarter. The major factor contributing to the increase in net interest income in 2013 was a significant increase in average interest-earning assets, accretion income recorded on purchased credit impaired loans and a decrease in the Bank’s overall cost of funds.

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

Interest income increased $291 thousand from $2.4 million during the 2012 quarter to $2.7 million for the 2013 quarter. An increase of $17,7 million in the average balance of loans held for investment combined with a 76 basis point decrease in the average yield on loans held for investment drove the increase in interest income. The yield on loans held for investment reflects the annualized impact of accretion on purchased loans. This accretion income is not expected to continue at this rate in the future.

Interest expense for the 2013 quarter was $432 thousand, compared to $379 thousand for the 2012 quarter. This increase of $53 thousand was due primarily to the significant increase in overall deposit liability accounts. The Bank continues to make a concerted effort to allow higher-priced time deposits to roll off as they mature and promote transaction and savings accounts. Interest expense on FHLB borrowings was $41 thousand for the 2013 quarter, compared to $10 thousand for the 2012 quarter. The increase in FHLB interest expense was primarily the result of increased FHLB borrowings.

Average Balances and Yields

The following tables present information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. There tables include acquisition accounting adjustments and therefore do not directly represent contractual rates paid or received.

	Three Months Ended March 31,
	2013			2012
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
Earning Assets:
Loans held for investment (1)	$129,669	$2,375	7.33%	111,962	$2,198	7.85%
Loans held for sale	25,130	204	3.25%	-	-
Securities available for sale	17,904	70	1.56%	24,609	164	2.67%
Fed funds and deposits with Banks	34,596	15	.17%	22,105	11	0.20%
Total Earning Assets	207,299	$2,664	5.14%	158,676	$2,373	5.98%
Allowance for loan losses	(3,047)			(5,704)
Other Assets	9,476			8,877
Total	$213,728			161,849
Interest-Bearing Liabilities:
Demand Deposits	$14,649	$19	0.52%	11,661	16	0.55%
Savings Deposits	46,682	48	0.41%	18,590	24	0.52%
Time Deposits	109,290	324	1.19%	97,342	329	1.34%
FHLB Borrowings	10,000	41	1.64%	5,000	10	0.79%
Total Interest-bearing liabilities	180,621	432	0.96%	132,593	379	1.14%
Demand deposits	18,526			16,099
Other Liabilities	575			636
Stockholders' Equity	14,006			12,521
Total	$213,728			161,849

Net Interest Income		$2,232			$1,994
Net Interest Rate Spread (2)			4.18%			4.84%
Net Interest Margin (3)			4.31%			5.03%

(1)   Non-accrual loans are included in average balances outstanding, with no related interest income during the non-accrual period.

(2)   Represents the difference between the yield on earning assets and cost of funds.

(3)   Represents net interest income divided by average-earning assets.

Provision for Loan Losses

The allowance for loan and lease losses (“ALLL”) model that was used by the legacy management team was built by an outside consulting firm and was a generalized model, using a specific and general reserve.

This model calculated the historical loss component by utilizing a ratio of losses to total loans in a given quarter. This loss ratio was then applied to all loans rated Special Mention or better and used as a predictor of future losses. This methodology did not take into account the portfolio composition or the losses attributed to each component of the mix. Beginning in the 2nd quarter of 2012, losses were tracked by Call Report loan type. The model analyzes net charge offs for the previous twelve quarters using the call report loan types and then weights the quarters, weighting more recent quarters more heavily. The weighting ratios are the same as used in the old model. Current management also engaged an independent firm to conduct a loan review to ascertain overall asset quality in the loan portfolio and to evaluate potential losses by segment. In additional segment was established in 2013 for our guaranteed student loan portfolio. Only $675 thousand, the unguaranteed portion, is considered in our ALLL model.

In addition, management reviewed the types of loans it is originating compared to the legacy portfolio. In the commercial portfolio, the Bank is concentrating on business loans secured by various types of owner-occupied real estate and other business assets, and focuses on income properties only when lending against non-owner occupied CRE. There continues to be no appetite for acquisition and development or construction loans. In the retail portfolio, emphasis is placed on well-collateralized loans to stable consumers. As illustrated in the financial presentations, problem loans as a percentage of the portfolio continue to decrease.

Since its initial analysis in 2011, management has continued to enhance the ALLL process with the identification and use of additional metrics, including:

•	Identification of outstanding balances for all new loans made since June 30, 2011 (to evaluate them separately from the legacy loans);
•	Identification of all renewed legacy loans since June 30, 2011 risk rated 4-Pass or better;
•	Enhance granularity in the calculation.
•	More detailed analysis of required specific reserves, including projections of charge-offs and recoveries.

These metrics have enabled the Bank to more closely project the needed ALLL and thus determine the level of provision to be made on a regular basis.

The acquisition accounting used at the date of Cordia’s investment (December 10, 2010) analyzed the loan portfolio using the same segments as the revised ALLL model now in place at BOVA and established anticipated credit marks based on each individual segment; therefore a change in methodology was not required on a consolidated basis. New loans originated after December 10, 2010 follow the BOVA revised allowance methodology. Residential loans held for sale are not included in the ALLL calculations by virtue of their high credit quality and short holding period.

The allowance for loan losses is increased by charges to income and decreased by charge-offs, net of recoveries. Substantially improved credit underwriting, recoveries of loans previously charged-off and effective management of lower quality loans, combined with a lower volume of nonperforming assets has substantially lowered the risk in the loan portfolio. As a result, provision expense was $127 thousand during the quarter ended March 31, 2013, compared to $155 thousand during the 2012 quarter. This amount reflects our emphasis on highly accurate risk rating process, early detection of problem loans, accurate assessment of the extent of losses and aggressive management of problem loans through restructures, refinancing with other institutions, or other means of mitigating potential losses. To lead our management of problem loans, we hired a highly skilled and seasoned Chief Credit Officer and a Senior Vice President of Special Assets during the second quarter of 2011. The allowance for loan losses was $1.6 million at March 31, 2013, compared to $2.1 million at December 31, 2012.

Non-interest Income

Noninterest income for the 2013 quarter was $67 thousand, compared to $112 thousand for the 2012 quarter. The decline was primarily the result of a decreased net gain on the sale of available for sale securities. In addition, NSF fees declined modestly as a result of lower volumes of overdrafts.

The following table sets forth the principal components of non-interest income for the quarters ended March 31, 2013 and 2012:

	Quarter Ended
	March 31,
(Dollars in thousands)	2013	2012
Service charges on deposit accounts	$32	$35
Net gain on sale of AFS securities	-	42
Other fee income, net	35	35
Total non-interest income	$67	$112

Non-interest Expense

Noninterest expense increased $133 thousand, or 7.3%, from $1.8 million for the 2012 quarter to $2.0 million for the 2013 quarter.

The following table sets forth the primary components of non-interest expense for the quarters ended March 31, 2013 and 2012:

	Quarter ended March 31,
(Dollars in thousands)	2013	2012
Salaries and employee benefits	$1,185	$864
Occupancy expense	145	145
Equipment expense	54	74
Data processing expense	90	106
Marketing expense	14	32
Legal and professional fees	61	126
Bank franchise tax	25	23
FDIC assessment	79	93
Other real estate expenses	16	54
Other operating expenses	281	300
Total non-interest expense	$1,950	$1,817

Salaries and employee benefits increased $259 thousand, or 31.3%, from $827 thousand during the 2012 quarter to $1.1 million during the 2013 quarter. In October, 2012, the Bank hired a Senior Vice President responsible for retail banking. In June 2012, the Bank hired an additional business development officer specializing in commercial lending. These hires combined with the increase in incentive compensation from $8 thousand in the 2012 quarter to $116 thousand in the 2013 quarter are the primary drivers behind the increase in salaries and employee benefits.

Legal and professional fees decreased $65 thousand, or 51.6%, from $126 thousand during the 2012 quarter to $61 thousand during the 2013 quarter. While accounting and other professional fees remained relatively flat, legal fees decreased $42 thousand, or 77.7%, from $54 thousand during the 2012 quarter to $12 thousand during the 2013 quarter. This decrease was primarily a result of management’s concerted effort to manage legal and other professional fees.

Other real estate expenses decreased $38 thousand, or 70.4%, from $54 thousand during the 2012 quarter, to $16 thousand during the 2013 quarter. This decrease was primarily a result of management’s efforts to actively manage and minimize costs associated with OREO.

Income Tax Expense

Under the provisions of the Internal Revenue Code, BOVA has approximately $25.3 million of net operating loss carryforwards. Due to the change in control of BOVA in December 2010, the amount of the loss carryforward available to offset taxable income is limited to approximately $254 thousand per year for twenty years.

Financial Condition

Loans

Loans represent the largest category of earning assets and typically provide higher yields than the other types of earning assets. Loans carry inherent credit and liquidity risks associated with the creditworthiness of our borrowers and general economic conditions. At March 31, 2013, total loans held for investment (net of reserves) were $149.6 million versus $111.0 million at December 31, 2012. Loans held for sale (at fair market value) were $59.8 million and $28.9 million at March 31, 2013 and December 31, 2012, respectively.

The following table sets forth the composition of the loan portfolio by category at the dates indicated and highlights our general emphasis on commercial and commercial real-estate lending.

(Dollars in thousands)	March 31, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
Commercial Real Estate:
Acquisition, development and construction	$2,159	1.4%	$3,313	2.9%
Non-owner occupied	35,258	23.3%	30,747	27.2%
Owner occupied	40,988	27.1%	39,570	35.0%
Commercial and industrial	23,384	15.5%	23,488	20.8%
Guaranteed student loans	34,696	22.9%	-	0.00%
Consumer
Residential mortgage	7,112	4.7%	7,260	6.4%
HELOC	7,355	4.9%	8,395	7.4%
Other	245	0.2%	297	0.3%
Total loans	151,197	100.0%	113,070	100.0%
Allowance for loan losses	(1,583)		(2,110)
Total loans, net of allowance	$149,614		$110,960

The largest component of the loan portfolio is comprised of various types of commercial real estate loans. At March 31, 2013, commercial real estate loans totaled $68.3 million or 45.1% of the total portfolio, of which, acquisition, development and construction loans were $2.3 million. The second largest component, guaranteed student loans were purchased during the first quarter 2013, total $34.7 million and represent 22.9% of the total loan portfolio. Commercial and industrial loans, totaled $30.7 million and represented 20.3% of the total loan portfolio. Consumer loans, which are comprised principally of residential mortgage and home equity loans, totaled $17.5 million, or 11.6% of the portfolio.

The repayment of maturing loans in the loan portfolio is also a source of liquidity for Cordia. The following tables set forth our loans maturing within specified intervals after the dates indicated. These tables were prepared based on the contractually outstanding balance and the contractual maturity date. These balances differ from the general ledger balances because of certain acquisition accounting adjustments.

Loan Maturity Schedule

March 31, 2013

(Dollars in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Commercial Real Estate:
Acquisition, development and construction	$1,460	$713	$-	$2,173
Commercial	23,489	38,063	15,530	77,082
Guaranteed student loans	63	616	33,066	33,745
Commercial and industrial	6,993	12,618	3,947	23,558
Consumer	3,382	8,349	3,076	14,807
	$35,387	$60,359	$55,619	$151,365
Loans maturing after one year with:
Fixed interest rates	$66,177
Floating interest rates	49,801
	$115,978

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

Residential mortgage loans held for sale have stated maturities generally of 15 to 30 years, but typically are held 15 to 30 days and in any event no longer than 45 days without a waiver in the Bank’s sole discretion.

Allowance for Loan Losses

At December 31, 2012, our allowance for loan losses was $2.1 million, or 1.9% of total loans outstanding and 28.0% of non-performing loans.  At March 31, 2013, our allowance for loan losses was $1.6 million, or 1.0% of total loans and 19.4% of non-performing loans. The allowance is net of $289 thousand of charge offs taken during the quarter and includes a provision of $127 thousand.

The decline in the allowance for loan losses as a percentage of total loans from December 31, 2012 to March 31, 2013 is largely due to charge-offs recorded in 2013 for reserves provided prior to December 31, 2012. Another major contributor to the decline is the $34.7 million guaranteed student loan portfolio that was purchased in the first quarter of 2013. The student loans are 98% guaranteed by the U.S. Department of Education (full principal and accrued interest upon default). Therefore, only the unguaranteed portion of approximately $675 thousand is considered in the Company’s allowance for loan loss methodology. Removing the guaranteed portion of the student loans from total loans would result in an allowance for loan losses of approximately 1.35%. Also, if the specific reserves charged off in the first quarter remained in the allowance, this ratio would rise to approximately 1.91% at March 31, 2013.

Management has developed policies and procedures for evaluating the overall quality of the loan portfolio, the timely identification of potential problem credits and impaired loans and the establishment of an appropriate allowance for loan losses. The acquired loan portfolio was originally recorded at fair value, which includes a credit mark-to-market, based on the acquisition method of accounting. Loans renewed or originated since the date of our initial investment are evaluated and an appropriate allowance for loan losses is established. Any worsening of acquired impaired loans since the date of Cordia’s investment in BOVA is evaluated for further impairment. Additional impairment on acquired impaired loans is recorded through the provision for loan losses. Any improvement in cash flows of acquired impaired loans is amortized as a yield adjustment over the remaining life of the loans. A fuller explanation may be found in the table under the caption “ Loans With Deteriorated Credit Quality” regarding accretable and nonaccretable discount. Loan losses are charged against the allowance when management believes the uncollectability of a loan is confirmed, which decreases the balance of the allowance. Subsequent recoveries, if any, are credited back to the allowance. Loans acquired with deteriorated credit quality declined significantly during the first quarter of 2013 due to pay downs, charge-offs and numerous changes in some of the underlying credits resulting in a complete new risk profile. Loans that were re-written are treated as new loans and are included in management’s calculation of the allowance for loan losses.

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

Changes affecting the allowance for loan losses for the three months ended March 31, 2013 and the year ended December 31, 2012, are summarized in the following table.

	Quarter Ended	Year Ended
	March 31, 2013	December 31,2012

Allowance at beginning of period	$2,110	$2,285

Provision for loan losses	127	588

Charge offs:
Commercial Real Estate	(289)	(635)
Commercial and Industrial	-	(286)
Guaranteed student loans	-	-
Consumer	(365)	(223)
Total charge-offs	(654)	(1,144)

Recoveries:
Commercial Real Estate	-	346
Commercial and Industrial	-	16
Guaranteed student loans	-	-
Consumer	-	19
Total recoveries	-	381
Net charge-offs	(654)	(763)
Allowance end of period	$1,583	$2,110

Allowance to non-performing loans	19.4%	28.0%
Allowance to total loans outstanding	1.0%	1.9%
Net charge-offs to average loans	0.5%	0.7%

The decline in the allowance to non-performing loan ratio from December 31, 2012 is due to partial charge-offs of specific reserves in the first quarter of 2013 that were established prior to December 31, 2012.

It should be noted that the student loan portfolio is 98% guaranteed as to principal and interest by the U.S. Department of Education. The Bank includes reserves for 25% of the unguaranteed portion in the allowance. However, the $34.1 million balance make it appear the allowance has decreased as a percentage of total loans. Included in the above table is the activity related to the portion of the allowance for loan losses for loans acquired with deteriorated credit quality. Because of the nature and limited number of these loans, they are individually evaluated for additional impairment on a quarterly basis. Activity related only to that portion of the allowance for loan losses is as follows:

Relating to loans acquired with detieriorating credit quality:

	Quarter Ended March	Year Ended
	31, 2013	December 31, 2012
Allowance at beginning of period	$537	$387

Provision for loan losses	228	406

Charge-offs:
Commercial real estate	(489)	(229)
Commercial and industrial	(5)	-
Guaranteed student loans	-	-
Consumer	(43)	(27)
Total charge-offs	(537)	(256)

Recoveries:
Commercial real estate	-	-
Commercial and industrial	-	-
Guaranteed student loans	-	-
Consumer	-	-
Total recoveries	-	-
Net charge-offs	(537)	(256)
Allowance end of period	$228	$537

The following table represents the allocation of the allowance for loan losses at the dates indicated. Notwithstanding these allocations, the entire allowance is available to absorb loan losses in any loan category.

	At March 31, 2013			At December 31, 2012
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Commercial real estate	$677	42.8%	51.8%	$810	38.34%	65.1%
Commercial and industrial	650	41.0%	15.5%	782	37.06%	20.8%
Guaranteed student loans	169	10.7%	22.9%	-	-	-
Consumer	87	5.5%	9.8%	518	24.60%	14.1%
Total allowance for loan losses	$1,583	100.00%	100.00%	$2,110	100.00%	100.00%

Asset Quality

Risk Rating Process

On a quarterly basis, the process of estimating the allowance for loan losses begins with review of the risk rating assigned to individual loans. Through this process, loans graded substandard or worse are evaluated for impairment in accordance with ASC Topic 310 “ Accounting by Creditors for Impairment of a Loan ”. Refer to Note 4 of the Notes to the Consolidated Financial Statements for more detail.

The following is the distribution of loans by credit quality and class as of March 31, 2013 and December 31, 2012:

March 31, 2013:

	Commericial Real Estate			Commercial	Guaranteed	Consumer
	Acq-Dev	Non-Owner	Owner	and	Student	Residential
(in thousands)	Construction	Occupied	Occupied	Industrial	Loans	Mortgage	HELOC	Other	Total

Credit Quality by Class
1 Highest Quality	$-	$-	$-	$-	$-	$-	$-	$1	$1
2 Above Average Quality	-	2,045	3,068	1,328	34,696	109	212	41	41,499
3 Satisfactory	388	6,478	20,307	7,414	-	3,462	3,441	94	41,584
4 Pass	1,032	17,540	10,815	11,283	-	2,276	2,299	79	45,324
5 Special Mention	318	8,176	2,976	2,299	-	1,053	519	-	15,341
6 Substandard	85	682	469	548	-	33	324	30	2,171
7 Doubtful	-	-	-		-	-	-	-	-
	1,823	34,921	37,635	22,872	34,696	6,933	6,795	245	145,920

Loans acquired with deteriorating credit quality	336	337	3,353	512	-	179	560	-	5,277
Total Loans	$2,159	$35,258	$40,988	$23,384	$34,696	$7,112	$7,355	$245	$151,197

December 31, 2012:

	Commericial Real Estate			Commercial	Guaranteed	Consumer
	Acq-Dev	Non-Owner	Owner	and	Student	Residential
(in thousands)	Construction	Occupied	Occupied	Industrial	Loans	Mortgage	HELOC	Other	Total

Credit Quality by Class
1 Highest Quality	$-	$-	$-	$-	$-	$-	$-	$1	$1
2 Above Average Quality	-	-	3,082	1,088	-	119	86	3	4,378
3 Satisfactory	392	6,261	19,727	6,598	-	4,074	3,969	186	41,207
4 Pass	319	13,094	9,649	12,215	-	1,844	2,263	69	39,453
5 Special Mention	-	5,769	1,668	1,351	-	684	274	16	9,762
6 Substandard	-	188	481	570	-	32	347	22	1,640
7 Doubtful	-	-	-		-	-	552	-	552
	711	25,312	34,607	21,822	-	6,753	7,491	297	96,993

Loans acquired with deteriorating credit quality	2,602	5,435	4,963	1,666	-	507	904	-	16,077
Total Loans	$3,313	$30,747	$39,570	$23,488	$-	$7,260	$8,395	$297	$113,070

As shown in the tables above, substandard and doubtful loans were $2.2 million at March 31, 2013, or 1.5% of the total loan portfolio. This compares to $2.2 million, or 1.9% of the total loan portfolio at December 31, 2012. Special mention loans increased $5.6 million from $9.8 million at December 31, 2012 to $15.3 million at March 31, 2013 and loans graded “pass” increased $5.9 million from $39.5 million at December 31, 2012 to $45.3 million at March 31, 2013. The increase in special mention loans is due to loans acquired with deteriorated credit quality, primarily rated substandard, that have been re-written and reclassified to special mention portfolio loans. Loans acquired by Cordia in December 2010 with deteriorating credit quality have declined $10.8 million from $16.1 million at December 31, 2012 to $5.3 million at March 31, 2013.

During 2011, we hired a new credit management team which included a Chief Credit Officer, a Chief Operating Officer (promoted in 2012 to President of BOVA) also serving as the Bank’s senior lending officer, and a Senior Vice President responsible for working out problem loans and seeking recoveries. The new credit management team dedicates a large portion of its time to portfolio management, including new credit underwriting disciplines, training staff, resolving problem assets, as well as performing a detailed assessment of the accuracy of credit risk grades and assuring the Bank is appropriately reserved. At March 31, 2013 and December 31, 2012, we believe that credit risk grades and the allowance for loan losses are accurate.

The Bank has continued to employ its third party loan review firm for annual reviews and periodic special assignments.  The most recent evaluation was completed in April 2012, with another review scheduled during the second quarter of 2013.  The scope of the 2012 loan file review totaled approximately 80% of the Bank’s exposure and included the following:

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

Loans placed on non-accrual status may be returned to accrual status after:

•	payments are received for reasonable period, usually six (6) consecutive months in accordance with the loan documents, and any doubt as to the loan's full collectability has been removed; or

•	the loan is restructured and supported by a well-documented credit evaluation of the borrower's financial condition and the prospects for full payment.

When a loan is returned to accrual status after restructuring the risk rating remains unchanged until a satisfactory payment history is re-established.

Nonperforming assets totaled $8.2 million, or 3.3% of total assets at March 31, 2013 and are comprised of non-accrual loans of $4.5 million, accruing troubled debt restructures (“TDR’s”) of $1.9 million and repossessed collateral of $1.8 million. The balance of nonperforming assets at December 31, 2012 was $9.3 million or 5.2% of total assets. The decrease at March 31, 2013 from December 31, 2012 was a result of management’s aggressive approach to workout and resolution of problem loans coupled with growth in total assets.

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

A summary of nonperforming assets, including troubled debt restructurings, as of the dates indicated follows:

(Dollars in thousands)	March 31, 2013	December 31, 2012
Non-accrual loans	$4,490	$5,471
Accruing troubled debt restructurings:
Commercial real estate:
Non-owner occupied	1,373	1,373
Commercial and industrial	536	687
Total accruing TDRs	1,909	2,060

Real estate owned	1,768	1,768
Total nonperforming assets	$8,167	$9,299

Total nonaccrual loans to total loans	2.97%	4.84%
Total nonaccrual loans to total assets	1.79%	3.06%
Total nonperforming assets to total assets	3.26%	5.65%

Total loans	151,197	113,070
Total assets	250,367	178.696

Loans With Deteriorated Credit Quality

In the acquisition of BOVA certain loans were acquired which showed evidence of deterioration in credit quality. These loans are accounted for under the guidance of ASC 310-30. Information related to these loans as of the dates indicated is provided in the following table.

(In thousands)	March 31, 2013	December 31, 2012
Contract principal balance	$5,366	$16,718
Accretable discount	(89)	(476)
Nonaccretable discount	-	(165)
Book value of loans	$5,277	$16,077

Investment Securities

The total securities portfolio (excluding restricted securities) was $18.5 million at December 31, 2012 as compared to $17.2 million at March 31, 2013. All securities were designated as available for sale and were recorded at estimated market value.

Amortized cost and fair values of securities available for sale are as follows:

				Estimated
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
March 31, 2013
U.S. Government Agencies	$3,391	$49	$-	$3,440
Agency Guaranteed Mortgage- backed securities	13,754	56	70	13,742
Total	$17,145	$105	$70	$17,182

				Estimated
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
December 31, 2012
U.S. Government Agencies	$3,425	$30	$-	$3,455
Agency Guaranteed Mortgage- backed securities	15,007	82	33	15,056
Total	$18,432	$112	$33	$18,511

The portfolio is available to support liquidity needs of BOVA as well as a source of interest income. No sales of available for sale securities occurred during the quarter ending March 31, 2013. Sales of available for sale securities were $9.7 million during the year ended December 31, 2012.

As of March 31, 2013 we had unrealized losses of $70 thousand on six of our agency-guaranteed mortgage-backed securities with an aggregate fair value of $6.2 million. All of the unrealized losses are attributable to increases in interest rates and not to credit deterioration. Currently, we do not believe that it is probable that we will be unable to collect all amounts due according to the contractual terms of the investments. Because the decline in market value is attributable to changes in interest rates and not to credit quality and because it is not likely we will be required to sell the investments before recovery of their amortized cost bases, we do not consider these investments to be other-than-temporarily impaired at March 31, 2013.

The following tables set forth the scheduled maturities and average yields of securities available for sale at March 31, 2013.

(Dollars in	Within One Year		After One Year Within Five Years		After Five Years Within Ten Years		After Ten Years		Total
thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government Agencies	$-	-	$-	-	$-	-	$3,440	1.96%	$3,440
Agency guaranteed mortgage-backed securities	166	.72%	117	.14%	5,084	1.81%	8,375	1.05%	13,742
Total	$166		$117		$5,084		$11,815		$17,182

Deposits and Other Interest-Bearing Liabilities

At March 31, 2013, total deposits were $225.7 million, compared to $154.4 million at December 31, 2012. Core deposits, which by FDIC guidelines exclude certificates of deposit of $100,000 or more, are derived predominantly from the local retail and commercial market and provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $155.7 million at March 31, 2013, or 69.0% of total deposits, compared to $113.0 million at December 31, 2012, or 73.2% of total deposits. Deposits, and particularly core deposits, have been the primary source of funding and have enabled us to successfully meet both our short-term and long-term liquidity needs. During the quarter ended March 31, 2013, we added $40.8 million of money market deposits primarily from institutional customers.

In addition, during the quarter ended March 31, 2013, we added $28.8 million in institutional time deposits at rates materially lower than the Bank’s prevailing retail rates. Our loan-to-deposit ratio was 67.0% at March 31, 2013 and 73.2% at December 31, 2012.

The following table sets forth our deposits by category at the dates indicated.

	March 31, 2013		December 31, 2012
(Dollars in thousands)	Amount	Percent	Amount	Percent
Noninterest-bearing demand accounts	$20,786	9.2%	$19,498	12.6%
NOW accounts	14,588	6.5%	14,830	9.6%
Savings and money market accounts	66,077	29.3%	24,563	15.9%
Time deposits - less than $100,000	54,202	24.0%	54,142	35.1%
Time deposits - $100,000 or more	70,080	31.0%	41,395	26.8%
Total	$225,733	100.0%	$154,428	100.0%

At March 31, 2013, 43.2% of our time deposits over $100,000 had maturities within twelve months. Large certificate of deposit customers tend to be more sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes in comparison to core deposits. As a result of measured efforts to reduce dependency on these non-core deposits, transaction and savings account products with attractive rates and features were promoted, thus increasing those balances as a percentage of total deposits from 38.2% at December 31, 2012 to 45.0% at March 31, 2013. Even with gradual rate reductions in these categories, total retail balances are increasing.

The maturity distribution of our time deposits of $100,000 or more and other time deposits at March 31, 2013, is set forth in the following table:

	March 31, 2013
(Dollars in thousands)	Time Deposits of $100k and greater	Time Deposits of Less Than $100k	Total
Months to maturity:
Three months or less	$3,736	$6,745	$10,481
Over three to twelve months	26,550	21,847	48,397
One to three years	33,320	17,370	50,690
Over three years	6,474	8,240	14,714
Total	$70,080	$54,202	$124,282

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

BOVA’s deposit base grew by 46.2% from $154.4 million at December 31, 2012 to $225.7 million at March 31, 2013. The growth in deposits was primarily driven by growth in Savings and Money Market accounts and Time Deposits in excess of $100,000. Savings and Money Market accounts grew 169.0% from $41.5 million at December 31, 2012 to $66.1 million at March 31, 2013. Time Deposits in excess of $100,000 grew 69.3% from $41.4 million at December 31, 2012 to $70.1 million at March 31, 2013. In the second half of 2012 and continuing through the first quarter of 2013, BOVA has increased its retail deposit base in anticipation of funding a residential mortgage held for sale loan program and the purchase of student loans guaranteed by the U.S. Department of Education. Core deposits at March 31, 20130 were 69.0% of total deposits compared to 73.2% at December 31, 2011. As it looks to implement other loan growth initiatives for 2013, BOVA has developed several funding strategies, including judicious use of brokered and institutional deposits, to augment core deposit growth and further reduce the cost of funds. Development of several sources of funding beyond core deposit growth ensures maximum liquidity access without dependence on higher cost sources of funds.

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

Borrowings

Throughout 2012 and as of March 31, 2013, BOVA had a $10.0 million committed repo line with a correspondent bank through which borrowings could be made against the pledge of marketable securities subject to mark-to-market valuations and standard collateral borrowing ratios. This line was unused during 2012 and the quarter ended March 31, 2013 and remains fully available. BOVA also maintains a $2.5 million secured line of credit as well as a $5.0 million unsecured lines of credit with other correspondent banks that were available for direct borrowings or Federal Funds purchased.

BOVA is a member of the Federal Home Loan Bank of Atlanta (FHLB), which provides access to additional lines of credit and other products offered by the FHLB. These borrowings are largely secured by BOVA’s loan portfolio. The FHLB maintains a blanket security agreement on qualifying collateral. As of March 31, 2013 and December 31, 2012, BOVA had $10.0 million in secured borrowings outstanding with the FHLB Atlanta against pledged eligible mortgage loan collateral, at a stated interest rate of 1.62%. As of March 31, 2013, BOVA had a total credit availability of $25.6 million at the FHLB which could be accessed through pledging a combination of eligible mortgage loan collateral and investment securities. The FHLB offers a variety of floating and fixed rate loans at terms ranging from overnight to 20 years; therefore, BOVA can match borrowings mitigating interest rate risk. BOVA is also a member in good standing of the Federal Reserve Bank System and has approved access to the Federal Reserve Bank Discount Window where it can borrow short-term funds against the pledge of loans and securities.

Liquidity Contingency Plan

Historically BOVA has maintained both a retail branch-based and an asset-based liquidity strategy and has not depended materially on brokered deposits or utilized securitization as sources of liquidity. BOVA’s increase in use of low cost brokered and institutional funds to support our held for sale mortgage program is offset by an increase in our ability to generate funds by defunding the same held for sale program. BOVA strives to follow regulatory guidance in the management of liquidity risk and has established a Board-approved Contingency Funding Plan (CFP) that prescribes liquidity risk limits and guidelines and includes pro forma cash flow analyses of BOVA’s sources and uses of funds under various liquidity scenarios. BOVA’s CFP includes funding alternatives that can be implemented if access to normal funding sources is reduced.

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

Quantitative measures established by regulation to ensure capital adequacy require financial institutions to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). At March 31, 2013 and December 31, 2012, BOVA met all capital adequacy requirements to which it was subject. BOVA is also required to maintain capital at a minimum level as a proportion of quarterly average assets, which is known as the leverage ratio. The minimum levels to be considered well-capitalized are 5% for tier 1 leverage ratio, 6% for tier 1 risk-based capital ratio, and 10% for total risk-based capital ratio.

BOVA exceeded all the regulatory capital requirements at the dates indicated and was considered well-capitalized, as set forth in the following table.

(Dollars in thousands)	March 31, 2013	December 31, 2012
Tier 1 capital	$13,265	$14,939
Tier 2 capital	1,583	1,515
Total qualifying capital	$14,848	$16,454
Total risk-adjusted assets	$131,956	$113,321

Tier 1 leverage ratio	6.15%	8.71%
Tier 1 risk-based capital ratio	10.05%	12.31%
Total risk-based capital ratio	11.25%	13.55%

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

At March 31, 2013, BOVA’s cumulative gap to assets was 10.3% compared to 5.5% at December 31, 2012.  This change is a direct reflection of strategic realignment of the securities portfolio, continued shift toward variable rate loans, and the rolldown of higher-priced time deposits.   Continued management of the balance sheet and its interest-sensitive components has resulted in a positive cumulative gap throughout all repricing periods with the exception of the overnight period, which is due to the immediately-repriceable nature of checking, savings, and money market accounts.

Application of a 200 basis point rate increase would result in a 2.80% increase in net interest income at March 31, 2013, as compared to a 3.54% increase at December 31, 2012. A 200 basis point rate increase would result in the appreciation of the Bank’s equity value by 20.61% at March 31, 2013, compared to a 1.46% increase in appreciation at December 31, 2012.

The Bank is asset sensitive. If interest rates do rise within the next twelve months, interest-earning assets will reprice at higher rates and with greater sensitivity than the Bank’s interest-bearing liabilities. The result would be that interest income will rise faster than interest expense, and net interest will likely increase.

Off-Balance Sheet Risk/Commitments and Contingencies

Through our operations, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2013, we had issued commitments to extend credit of $13.6 million through various types of commercial lending arrangements. The majority of these commitments to extend credit had variable rates.

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

The following table presents unfunded loan commitments outstanding as of March 31, 2013:

Commercial lines of credit	$8,507
Commercial real estate	490
Home equity lines of credit	3,852
Other consumer	159
Letters of credit	580
Total commitments	$13,588

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The information required by this Item 3 is incorporated by reference to information appearing in the MD&A Section of this Quarterly Report on Form 10-Q, more specifically in the sections entitled “Interest Rate Sensitivity” and “Liquidity Contingency Plan.”

Item 4.	Controls and Procedures

The Company completed its share exchange with Bank of Virginia on March 29, 2013 and the Company’s shares began trading on April 1, 2013 on NASDAQ. As a result of this share exchange, Bank of Virginia became a wholly-owned subsidiary of the Company.

The Company’s management, including the Company’s principal executive officer and principal accounting officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were adequate as of the end of the period covered by this report to ensure that information required to be disclosed in the reports that the company files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15 (f) under the Exchange Act). During the first quarter of 2013, senior management hired a senior accounting officer, as well as an outside consultant with significant experience in accounting for business acquisitions, to assist with recording the purchase accounting adjustments.  With the oversight of our audit committee, senior management plans to continue the development of skilled staff and implementation of formal policies and documented procedures relating to the purchase accounting adjustments. As a result of the share exchange, all purchase accounting adjustments are now recorded in the Bank of Virginia financial statements and the Cordia financial statements no longer reflect adjustments for minority interest. In addition, the scope and number of purchase accounting adjustments is also expected to decline with the passage of time, resulting in a substantial reduction in the workload associated with purchase accounting adjustments. Also, the Company is now utilizing consolidating financial software integrated with the Bank’s core system which replaces the manual processes previously used to record the purchase accounting adjustments on Cordia’s financial statements.

Part II. Other Information

Item 1. Legal Proceedings

The Company is currently a defendant in various legal actions and asserted claims in the normal course of business. Although the Bank and legal counsel are unable to assess the ultimate outcome of each of these matters with certainty, they are of the belief that the resolution of these actions should not have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on April 1, 2013. As of March 31, 2013, the risk factors of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	Cordia did not repurchase any of its common stock during the quarter ended March 31, 2013 and did not have any outstanding repurchase authorizations during that period.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Acting Chief Financial Officer and Principal Financial Officer
32	Section 1350 Certification

101.1*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

*Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORDIA BANCORP INC.

May 15, 2013	/s/ Jack Zoeller
Jack Zoeller
President and Chief Executive Officer

May 15, 2013	/s/ David Bushnell
David Bushnell
Acting Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Section 302 Certification of Acting Chief Financial Officer and Principal Financial Officer
32	Section 1350 Certification

101.1*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

*Furnished, not filed.

