Form 10-Q
period 2013-06-30
Cordia Bancorp Inc
filed 2013-08-14
CIK 1466292

  UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

As of August 14, 2013, there were 2,775,802 shares of common stock outstanding.

Consolidated Balance Sheets

As of June 30, 2013 and December 31, 2012

(dollars in thousands, except share and per share amounts)

	2013	2012
	(unaudited)	(audited)
Assets
Cash and due from banks	$3,756	$4,234
Federal funds sold and interest-bearing deposits with banks	27,766	7,747
Total cash and cash equivalents	31,522	11,981
Securities available for sale, at fair market value	22,105	18,511
Restricted securities	1,134	1,156
Loans held for sale	-	28,949
Loans, net of allowance for loan losses of $1,562 and $2,110 at June 30, 2013 and December 31, 2012, respectively	166,917	110,960
Premises and equipment, net	4,287	4,392
Accrued interest receivable	1,132	419
Other real estate owned, net of valuation allowance	1,768	1,768
Other assets	655	560

Total assets	$229,520	$178,696

Liabilities and Stockholders' Equity

Deposits
Non-interest-bearing	$21,338	$19,498
Savings and interest-bearing demand	49,493	39,393
Time, $100,000 and over	79,795	41,395
Other time	54,732	54,142
Total deposits	205,358	154,428

Accrued expenses and other liabilities	998	1,129
FHLB borrowings	10,000	10,000
Total liabilities	216,356	165,557

Stockholders' Equity
Common stock:
Common stock - 120,000,000 shares authorized, $0.01 par value, 2,775,802 issued and outstanding at June 30, 2013 (excludes 578,125 unvested restricted shares), 2,077,605 issued and outstanding December 31, 2012 (excludes 578,125 unvested restricted shares)	28	21
Undesignated - 80,000,000 authorized, none issued	-	-
Additional paid-in capital	18,579	14,428
Retained deficit	(5,219)	(5,701)
Accumulated other comprehensive income (loss)	(224)	56
Total stockholders' equity - Cordia	13,164	8,804
Noncontrolling interest	-	4,335
Total stockholders' equity	13,164	13,139
Total liabilities and stockholders' equity	$229,520	$178,696

See Notes to Consolidated Financial Statements

Consolidated Statements of Operations

For the Three and Six-month Periods Ended June 30, 2013 and 2012

(dollars in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest Income:
Interest and fees on loans	$2,516	$1,524	$5,095	$3,722
Investment securities	72	19	142	183
Interest on federal funds sold and deposits with banks	29	15	44	26
Total interest income	2,617	1,558	5,281	3,931

Interest Expense:
Interest on deposits	426	376	818	745
Interest on FHLB borrowings	41	9	81	19
Total interest expense	467	385	899	764
Net Interest Income	2,150	1,173	4,382	3,167
Provision for (recovery of) loan losses	7	(388)	134	(233)

Net interest income after provision for (recovery of) loan losses	2,143	1,561	4,248	3,400

Non-interest Income:
Service charges on deposit accounts	29	35	62	70
Net gain on sale of available for sale securities	-	-	-	42
Other fee income	36	36	71	71
Total non-interest income	65	71	133	183

Non-interest Expense:
Salaries and employee benefits	974	877	2,158	1,741
Occupancy expense	145	133	290	278
Equipment expense	51	77	105	151
Data processing expense	115	114	205	220
Marketing expense	9	21	23	53
Gain on sale of other real estate	-	(59)	-	(59)
Other real estate expenses	12	-	28	42
Legal and professional fees	211	141	273	267
Bank franchise tax	20	24	46	47
FDIC insurance assessments	80	87	160	180
Other operating expenses	330	230	611	542
Total non-interest expenses	1,947	1,645	3,899	3,462

Consolidated net income (loss) before noncontrolling interest in net income of consolidated subsididiary	261	(13)	482	121
Less: Noncontrolling interest in net income of consolidated subsidiary	-	(16)	-	(97)
Net income (loss) attibutable to Cordia Bancorp Inc.	$261	$(29)	$482	$24

Income (loss) per share, basic and diluted	$0.09	$(0.02)	$0.20	$0.02

Weighted Average Shares Outstanding, basic and diluted	2,775,802	1,511,105	2,434,949	1,511,105

See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income

For the Three-month and Six-month Periods Ended June 30, 2013 and 2012

(dollars in thousands)

(Unaudited)

	Cordia Bancorp	Non-controlling Interest	Total
Net income (loss), three-month period ended June 30, 2012	$(29)	$16	$(13)
Unrealized gains on available-for -sale securities:			-
Unrealized holding gains during the period	35	22	57
Other comprehensive income	35	22	57

Comprehensive income, three-month period ended June 30, 2012	$6	$38	$44

Net income, three-month period ended June 30, 2013	$261	$-	$261
Unrealized losses on available-for -sale securities:
Unrealized holding losses during the period	(259)	-	(259)
Other comprehensive loss	(259)	-	(259)

Comprehensive income, three-month period ended June 30, 2013	$2	$-	$2

Net income, six-month period ended June 30, 2012	$24	$97	$121
Unrealized gains on available-for -sale securities:
Unrealized holding gains during the period	29	19	48
Reclassification adjustment for realized gains	(25)	(17)	(42)
Other comprehensive income	4	2	6

Comprehensive income, six-month period ended June 30, 2012	$28	$99	$127

Net income, six-month period ended June 30, 2013	$482	$-	$482
Unrealized losses on available-for -sale securities:
Unrealized holding losses during the period	(280)	-	(280)
Other comprehensive loss	(280)	-	(280)

Comprehensive income, six-month period ended June 30, 2013	$202	$-	$202

See Notes to Consolidated Financial Statements

Consolidated Statement of Changes in Stockholders' Equity

For the Six Months Ended June 30, 2013 and 2012

(dollars in thousands)

(Unaudited)

							Accumulated
					Additional		Other	Non-
	Cordia Stock				Paid-in	Retained	Comprehensive	controlling
	Series A	Series B	Series C	Common	Capital	Defict	Income (Loss)	Interest	Total
Balance December 31, 2011	$4	$11	$-	$-	$11,760	$(5,157)	$22	$4,495	$11,135

Net income	-	-	-	-	-	24	-	97	121
Other comprehensive income	-	-	-	-	-	-	6	-	6

Balance June 30, 2012	$4	$11	$-	$-	$11,760	$(5,133)	$28	$4,592	$11,262

Balance December 31, 2012	$-	$-	$-	$21	$14,428	$(5,701)	$56	$4,335	$13,139

Exchange of Bank of Virginia									-
common stock for Cordia									-
common stock, net of stock
issuance costs	-	-	-	7	4,121	-	-	(4,335)	(207)
Stock based compensation	-	-	-	-	30	-	-	-	30
Net income	-	-	-	-	-	482	-	-	482
Other comprehensive loss	-	-	-	-	-	-	(280)	-	(280)

Balance June 30, 2013	$-	$-	$-	$28	$18,579	$(5,219)	$(224)	$-	$13,164

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2013 and 2012

(dollars in thousands)

(Unaudited)

	2013	2012

Cash Flows From Operating Activities:
Net income	$482	$121
Adjustments to reconcile net income to cash provided by operating activities:
Net amortization of premium on investment securities	73	94
Depreciation and amortization, net	136	87
Provision for (recovery of) loan losses	134	(233)
Net change in loans held for sale	28,949	-
Gain on sale of available for sale securities	-	(42)
Gain on sale of OREO	-	(59)
Stock-based compensation expense	30	-
Change in assets and liabilities:
(Increase) decrease in accrued interest receivable	(713)	15
(Increase) decrease in other assets	(95)	370
Decrease in accrued expense and other liabilities	(131)	(36)
Net cash provided by operating activities	28,865	317

Cash Flows From Investing Activities:
Purchases of securities available for sale	(6,128)	-
Redemptions of restricted securities, net	22	215
Proceeds from sales/maturites of available for sale securities	35	5,954
Proceeds from sale of OREO	-	713
Payments on mortgage-backed securities	2,146	3,686
Net increase in loans	(56,091)	(2,114)
Purchases of premises and equipment	(31)	(161)
Net cash provided (used) by investing activities	(60,047)	8,293

Cash Flows From Financing Activities:
Common stock issued	7	-
Net increase in demand, savings, interest-bearing checking and money market deposits	11,940	2,665
Net increase in time deposits	38,990	1,794
Stock issuance costs	(214)	-
Net cash provided by financing activities	50,723	4,459

Net increase in cash and cash equivalents	19,541	13,069

Cash and cash equivalents, beginning of period	11,981	27,417

Cash and cash equivalents, end of period	$31,522	$40,486

Supplemental disclosure of cash flow information
Cash payments for interest	$1,013	$624
Supplemental disclosure of noncash investing activities
Fair value adjustment for securities	$(280)	$6
Other real estate transfers from loans	$-	$554

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statement

Note 1.	Organization and Summary of Significant Accounting Policies

Organization

Cordia Bancorp Inc. (the “Company” or “Cordia”) was incorporated in 2009 by a team of former bank CEOs, directors and advisors seeking to invest in undervalued community banks in the Mid-Atlantic and Southeast. The Company was approved as a bank holding company by the Board of Governors of the Federal Reserve in November 2010 and granted the authority to purchase a majority interest in Bank of Virginia (“Bank” or “BOVA”) at that time.

On December 10, 2010, Cordia purchased $10.3 million of BOVA’s common stock at a price of $7.60 per share, resulting in the ownership of 59.8% of the outstanding shares. On August 28, 2012, Cordia purchased an additional $3.0 million of BOVA common stock at a price of $3.60 per share.

In March 2013, the Company completed a share exchange with the Bank resulting in the Bank becoming a wholly owned subsidiary of the Company. Under the terms of the Agreement and Plan of Share Exchange between the Company and the Bank, each outstanding share of the Bank’s common stock owned by persons other than the Company were exchanged for 0.664 of a share of the Company’s common stock. Shares of the Company’s stock are listed on the Nasdaq Stock Market under the symbol “BVA”. As a result of the reorganization, the Company had approximately 2,775,802 shares of common stock outstanding (excluding 578,125 unvested restricted shares) at March 31, 2013 and June 30, 2013. At June 30, 2013, the Company owned 100% of the Bank’s outstanding shares, compared to 67.4% at December 31, 2012.

Cordia’s principal business is the ownership of BOVA. Because Cordia does not have any business activities separate from the operations of BOVA, the information in this document regarding the business of Cordia reflects the activities of Cordia and BOVA on a consolidated basis. References to “we” and “our” in this document refer to Cordia and BOVA, collectively.

As of December 31, 2011, the authorized common shares of the Company were comprised of 60 million shares of Series A, 60 million shares of Series B and 80 million undesignated shares. On July 27, 2012, an amendment was filed that reclassified Series A and Series B as common shares and designated 5 million shares of Series C. Effective December 31, 2012, the Series C shares reverted to undesignated. Therefore, at December 31, 2012 and June 30, 2013 the Company is authorized to issue 120 million shares of common stock and 80 million undesignated shares.

In 2009 and 2010, the Company raised in a private placement an aggregate of $955,000 by selling 982,312 shares of Series A Common Stock to its directors and officers at an average price of $0.97 per share. These funds were used to fund the organization and early stage expenses of the Company. These directors and officers entered into agreements with the Company which provided for initial vesting of an incremental percentage of these shares as well as performance and time vesting over four years for the remaining shares, subject to substantial reductions in number of shares ultimately owned if the Company was not successful in pursuing its growth strategy. The performance vesting period was extended to October 2016 as approved by a shareholder vote in February 2013.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly Cordia Bancorp Inc.’s financial position as of June 30, 2013, the consolidated statements of operations and comprehensive income for the three month and six month periods ended June 30, 2013 and 2012 and the consolidated statements of cash flows for the six months ended June 30, 2013 and 2012. These financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore, do not include all disclosures and notes required by generally accepted accounting principles. The financial statements include the accounts of Cordia Bancorp Inc. and subsidiary, and all significant intercompany accounts and transactions have been eliminated. Operating results for the three month and six month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. Certain prior year amounts have been reclassified to conform to current year presentations.

Summary of Significant Accounting Policies

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. The more significant of these policies are summarized below.

(a) Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of deferred tax assets, the valuation of other real estate owned, goodwill, intangible assets, acquired loans with specific credit deterioration and fair value measurements.

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

(d) Loans Held for Sale

Secondary market mortgage loans are designated as held for sale at the time of their purchase from their originator. These loans are pre-sold with servicing released and the Company does not retain any interest after the loans are sold. These loans consist primarily of fixed-rate, single-family residential mortgage loans which meet the underwriting guidelines of certain government–sponsored enterprises (conforming loans). In addition, the Company requires a firm purchase commitment from one of these enterprises before a loan can be committed, thus limiting interest rate risk. Loans held for sale are carried at the lower of cost or fair value. Gains on sales of loans are recognized at the loan closing date and are included in noninterest income. At June 30, 2013, the Company held no loans classified as held for sale.

(e) Loans

The Company grants commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by commercial loans throughout the greater Richmond, Virginia metropolitan area. The ability of the Company’s debtors to honor their contracts is dependent upon numerous factors including adequate cash flow, collateral value, general economic conditions, as well as the underlying financial strength of borrowers and guarantors.

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

In the first quarter of 2013, the Company began purchasing rehabilitated student loans guaranteed by the U.S. Department of Education. The guarantee covers approximately 98% of principal and accrued interest. The unguaranteed principal balance of these loans was approximately $1.0 million at June 30, 2013.

The past due status of a loan is based on the contractual due date of the most delinquent payment due. Each loan will be placed in one of the following categories: current, 1-29 days past due, 30-59 days past due, 60-89 days past due and over 90 days past due. Generally, the accrual of interest on a loan is discontinued at the time the loan becomes 90 days delinquent unless the credit is well-secured or in process of collection or refinancing. Due to the guaranty by the U.S. Department of Education, Guaranteed Student Loans continue to accrue interest up until payment is received from the Guarantor.

When a loan is placed on nonaccrual or charged off, all interest accrued but not collected is reversed against interest income. The interest on loans in nonaccrual status is accounted for on the cash basis or cost recovery method until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

In situations where, for economic or legal reasons related to a borrower’s financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a troubled debt restructuring (TDR). Management strives to identify borrowers in financial difficulty early on and work with them to modify their loan to more affordable terms. These modified terms may include rate reductions, principal forgiveness, payment forbearance, re-amortization, and other actions intended to minimize economic loss and avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring. There were four loans with an aggregate principal balance of $2.1 million classified as TDRs as of June 30, 2013 and December 31, 2012.

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

(f) Allowance for Loan Losses

The allowance for loan losses (ALL) is increased by charges to income and decreased by charge-offs, net of recoveries. The allowance is established and maintained at a level management deems adequate to cover losses inherent in the portfolio as of the balance sheet date is based on management’s evaluation of the risks in the loan portfolio and changes in the nature and volume of loan activity. There are risks inherent in all loans, so an allowance is maintained for loans to absorb probable losses on existing loans that may become uncollectible. The allowance is established and maintained as losses are estimated to have occurred through a provision for loan losses charged to earnings, which increases the balance of the allowance. Loan losses for all segments are charged against the allowance when management believes the uncollectability of a loan is confirmed, which decreases the balance of the allowance. Subsequent recoveries, if any, are credited back to the allowance.

The amount of the allowance is established through the application of a standardized model, the components of which are: an impairment analysis of specific loans to determine the level of any specific reserves needed and an estimate of the level of general reserves needed, which consists of a weighted average of historical loss experience and adjustments for economic and environmental (portfolio) factors.

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

In order for the ALL methodology to be considered valid and for management to make the determination if any deficiencies exist in the process, the Company, at a minimum, requires:

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

The specific reserve component of the allowance relates to loans that are classified as either substandard or worse. For such loans that are also classified as impaired, a loan level allowance is established. The evaluation of the need for a specific reserve involves the identification of impaired loans and an analysis of those loans’ repayment capacity from both primary (cash flow) and secondary (real estate and non real estate collateral or guarantors) sources and making specific reserve allocations to impaired loans that exhibit inherent weaknesses and various elevated credit risk factors. All available collateral is analyzed and valued. The analysis is compared to the aggregate related exposure, giving consideration to the Company’s lien position and other actual and contingent obligations of the borrower. The value of any loan guarantors is weighted based on an analysis of the guarantor’s net worth, including liabilities, liquid assets, annual cash flows and total contingent liabilities.

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

(h) Other Real Estate Owned

Assets acquired through loan foreclosure are held for sale. They are initially recorded at fair market value on the date of foreclosure, less estimated selling costs thus establishing a new cost basis. Subsequent to foreclosure, valuations of the assets are periodically performed by management. Adjustments are made to the lower of the carrying amount or fair market value of the assets less selling costs. Revenue and expenses from operations are included in net expenses from foreclosed assets. The Company’s investment in foreclosed assets totaled $1.8 million at June 30, 2013 and December 31, 2012.

(i) Goodwill and Other Intangibles

FASB ASC 805, Business Combinations, requires that the acquisition method of accounting be used for all business combinations. With acquisitions, the Company is required to record assets acquired, including any intangible assets, and liabilities assumed at fair value, which involves relying on estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analysis or other valuation methods. The Company records goodwill per ASC 350, Intangibles-Goodwill and Others. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value-based test. Additionally, under ASC 350, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the assets can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful lives. Goodwill was determined to be impaired in December 2011 at the annual impairment evaluation and, therefore, was written off. Core deposit intangibles of $157 thousand and $175 thousand are included in other assets as of June 30, 2013 and December 31, 2012, respectively.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the positions taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is recognized as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. No such liability has been recorded as of June 30, 2013 or December 31, 2012.

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

(l) Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

(m) Earnings per Share

Basic earnings per share represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

Options to purchase 49 thousand shares of the Company’s common stock were not included in the computation of earnings per share because the share awards exercise prices exceeded the average market price of the Company’s common stock during all periods presented and, therefore, the effect would be anti-dilutive.

The calculation for basic and diluted earnings per common share for the three-months and six-months ended June 30, 2013 and 2012 is as follows:

	Three Months Ending June 30,		Six Months Ending June 30,
(dollars in thousands, except per share data)	2013	2012	2013	2012

Net income (loss) attributable to Company	$261	$(29)	$482	$24
Weighted Average Shares Outstanding, basic and diluted	2,775,802	1,511,105	2,434,949	1,511,105
Basic and diluted income (loss) per common share	$0.09	$(0.02)	$0.20	$0.02

(n) Stock Option Plan

Authoritative accounting guidance requires the costs resulting from all share-based payments to employees be recognized in the financial statements. Stock-based compensation is estimated at the date of grant, using the Black-Scholes option valuation model for determining fair value. The Company recognized stock-based compensation expense of $30 thousand and $24 thousand during the six months ended June 30, 2013 and 2012, respectively.

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

Through March 29, 2013, these estimated fair values differed substantially in some cases from the carrying amounts of the assets and liabilities reflected in the financial statements of BOVA which, in most cases were valued at historical cost. Subsequent to December 31, 2010, the Company’s fair value adjustments were amortized over the expected life of the related asset or liability or otherwise adjusted as required by GAAP. Subsequent to March 29, 2013, the Company’s fair value adjustments were reflected identically in the Bank’s financial statements.

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

On March 29, 2013, the minority shareholders of BOVA exchanged their common shares in the Bank for common shares of Cordia. For each share of BOVA exchanged, 0.664 shares of Cordia were received. In connection with the exchange, BOVA became a wholly-owned subsidiary of Cordia.

In addition, the increased ownership percentage of BOVA by Cordia has impacted the accounting of both entities. All of Cordia’s purchase accounting adjustments are now recorded in the BOVA financial statements and the Cordia financial statements will no longer reflect adjustments for non-controlling interest.

The amortization of the acquisition accounting adjustments had the following impact on the financial statements:

	Three Months Ending June 30,		Six Months Ending June 30,
(dollars in thousands)	2013	2012	2013	2012

Loans	$351	$(286)	$482	$(452)
Investment securities	-	(48)	-	(270)
Property and equipment	2	2	4	4
Core deposit intangibles	(9)	(9)	(18)	(18)
Time deposits	49	165	104	348
FHLB advances	-	46	-	92
Building lease obligation	23	23	46	46
Net impact to net income	$416	$(107)	$618	$(250)

Note 3. Securities

Amortized cost and fair values of securities available for sale at June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013
				Estimated
(dollars in thousands)	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
U.S. Government Agencies	$3,358	$88	$-	$3,446
Agency Guaranteed
Mortgage-backed securities	18,970	26	(337)	18,659
Total	$22,328	$114	$(337)	$22,105

	December 31, 2012
				Estimated
(dollars in thousands)	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
U.S. Government Agencies	$3,425	$30	$-	$3,455
Agency Guaranteed
Mortgage-backed securities	15,007	82	(33)	15,056
Total	$18,432	$112	$(33)	$18,511

The amortized cost and fair value of securities available for sale as of June 30, 2013, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties. They are as follows:

(dollars in thousands)	Amortized Cost	Estimated Fair value

1 year or less	$104	$104
Over 1 year through 5 years	-	-
Over 5 years through 10 years	5,307	5,028
Over 10 years	16,917	16,973
Total	$22,328	$22,105

Management does not believe any individual unrealized loss position as of June 30, 2013 represents other-than-temporary impairment. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (i) the intent of the Company to sell the security, (ii) whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, and (iii) whether the Company expects to recover the securities’ entire amortized cost basis regardless of the Company’s intent to sell the security. Furthermore, the Company believes the value is attributable to changes in market interest rates and not the credit quality of the issuer.

The Company had no investments in a continuous unrealized loss position for more than 12 months as of June 30, 2013 or December 31, 2012.

Unrealized losses on investments at June 30, 2013 and December 31, 2012 were as follows:

(dollars in thousands)

Unrealized Losses on Securities
June 30, 2013
	Less than 12 Months		12 Months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Agency Guaranteed
Mortgage-backed securities	$6,867	$(337)	$-	$-	$6,867	$(337)
Total	$6,867	$(337)	$-	$-	$6,867	$(337)

Unrealized Losses on Securities
December 31, 2012
	Less than 12 Months		12 Months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Agency Guaranteed
Mortgage-backed securities	$3,696	$(33)	$-	$-	$3,696	$(33)
Total	$3,696	$(33)	$-	$-	$3,696	$(33)

All of the unrealized losses are attributable to increases in interest rates and not to credit deterioration. Currently, the Company does not believe that it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Because the decline in market value is attributable to changes in interest rates and not to credit quality and because it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2013.

There were no held to maturity securities at June 30, 2013 and December 31, 2012.

Mortgage-backed securities with a combined market value of $1.5 million and $2.0 million were pledged to secure public funds with the Commonwealth of Virginia at June 30, 2013 and December 31, 2012, respectively. In addition, we had $2.7 million and $2.9 million of mortgage-backed securities pledged to cover a relationship with our main correspondent bank as of June 30, 2013 and December 31, 2012, respectively.

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

Below is a table that exhibits the loans by class.

	Composition of Loan Portfolio
(dollars in thousands)	June 30, 2013	December 31, 2012
Commercial Real Estate:
Acquisition, Development and Construction	$2,953	$3,313
Non-owner Occupied	34,526	30,747
Owner Occupied	42,810	39,570
Commercial & Industrial	21,273	23,488
Guaranteed student loans	52,957	-
Consumer:
Residential Mortgage	6,634	7,260
HELOC	7,107	8,395
Other	219	297
Total Loans	$168,479	$113,070
Allowance for Loan Losses	(1,562)	(2,110)
Total Loans, net of allowance	$166,917	$110,960

Loans Acquired with Evidence of Deterioration in Credit Quality

Acquired in the acquisition of Bank of Virginia, and included in the table above, are loans acquired with evidence of deterioration in credit quality. These loans are accounted for under the guidance ASC 310-30. Information related to these loans is as follows:

(dollars in thousands)	June 30, 2013	December 31, 2012
Contract principal balance	$4,867	$16,718
Accretable discount	-	(476)
Nonaccretable discount	(89)	(165)
Book value of loans	$4,778	$16,077

At December 31, 2010, a discount was applied to these loans such that the carrying amount approximated the cash flows expected to be received from the borrower or from the liquidation of collateral. Due to a high level of uncertainty regarding the timing and amount of these cash flows, management initially considered the entire discount to be nonaccretable. However, due to improvement in the status of numerous credits, the majority of the discount was transferred to accretable in 2012. Other cash flows received on these loans will be applied on a cost recovery method, whereby payments are applied first to the loan balance. When the loan balance is fully recovered, payments will then be applied to income. A summary of changes to the accretable and nonaccretable discounts are as follows:

	Six Months Ending June 30,
	2013		2012
(dollars in thousands)	Accretable Discount	Nonaccretable Discount	Accretable Discount	Nonaccretable Discount

Beginning balance	$476	$165	$366	$1,290
Charge-offs related to loans covered by ASC 310-30	-	-	-	(85)
Transfers to accretable discount	76	(76)	47	(47)
Discount accretion	(552)	-	(138)	-
Ending balance	$-	$89	$275	$1,158

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

	Six Months Ending June 30,
(dollars in thousands)	2013	2012
Beginning balance	$537	$387
Charge-offs	(537)	-
Provision (recovery) for loans	228	312
Ending balance	$228	$699

Credit Quality Indicators

Credit risk ratings reflect the current risk of default and/or loss for a given asset. The risk of loss is driven by factors intrinsic to the borrower and the unique structural characteristics of the loan. The credit risk rating begins with an analysis of the borrower’s credit history, ability to repay the debt as agreed, use of proceeds, and the value and stability of the value of the collateral securing the loan. The attributes ordinarily considered when reviewing a borrower are as follows:

•	industry/industry segment;	•	financial flexibility/debt capacity;
•	position within industry;	•	management and controls; and
•	earnings, liquidity and operating cash flow trends;	•	quality of financial reporting.
•	asset and liability values;

The unique structural characteristics ordinarily considered when reviewing a loan are as follows:

•	credit terms/loan documentation;	•	collateral; and
•	guaranty/third party support;	•	loan maturity.

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

Grade 2 - Above Average Quality	Loans to persons and business entities with unquestioned character that carry low probabilities of default. Borrowers have strong, stable earnings and financial condition.

Grade 3 - Satisfactory	Loans to persons and businesses with acceptable financial condition that carry average probabilities of default. Borrower’s exhibit adequate cash flow to service debt and have acceptable levels of leverage.

Grade 4 - Pass	Loans to persons and businesses with a lack of stability in the primary source of repayment or temporary weakness in their balance sheet or earnings. These loans carry above average probabilities of default. These borrowers generally have higher leverage and less liquidity than loans rated 3-Satisfactory.

Grade 5- Special Mention

Loans to borrowers that exhibit potential credit weakness or a downward trend that warrant additional supervision. While potentially weak, the loan is currently marginally acceptable and no loss of principal or interest is envisioned.

Grade 6 – Substandard	Borrowers with one or more well defined weaknesses that jeopardize the orderly liquidation of the debt. Normal repayment from the borrower is in jeopardy, although no loss of principal is envisioned. Possibility of loss or protracted workout exists if immediate corrective action is not taken.

Grade 7 – Doubtful	Loans with all the weaknesses inherent in a Substandard classification, with the added provision that the weaknesses make collection of debt in full highly questionable and improbable, based on currently existing facts, conditions, and values. Serious problems exist to the point where a partial loss of principal is likely.

Grade 8 – Loss	Borrower is deemed incapable of repayment of the entire principal. A charge-off is required for the portion of principal management has deemed it will not be repaid.

The following is the distribution of loans by credit quality and segment as of June 30, 2013:

Loan Amount as of June 30, 2013

(dollars in thousands)	Commercial Real Estate			Commercial	Guaranteed	Consumer
Credit Quality	Acq - Dev	Non-Owner	Owner	&	Student	Residential
by Class	Construction	Occupied	Occupied	Industrial	Loans	Mortgage	HELOC	Other	Total

1 Highest Quality	$-	$-	$-	$-	$-	$-	$-	$1	$1
2 Above Average Quality	71	2,036	3,058	1,429	52,957	98	206	36	59,891
3 Satisfactory	444	9,492	19,249	7,222	-	3,309	3,314	88	43,118
4 Pass	1,678	17,550	14,890	9,620	-	2,696	2,314	72	48,820
5 Special Mention	314	4,253	2,297	1,944	-	487	492	-	9,787
6 Substandard	85	677	456	522	-	-	322	22	2,084
7 Doubtful	-	-	-	-	-	-	-	-	-
	$2,592	$34,008	$39,950	$20,737	$52,957	$6,590	$6,648	$219	$163,701

Loans acquired with deteriorating credit quality	361	518	2,860	536	-	44	459	-	4,778
Total loans	$2,953	$34,526	$42,810	$21,273	$52,957	$6,634	$7,107	$219	$168,479

The following is the distribution of loans by credit quality and segment as of December 31, 2012:

(dollars in thousands)	Commercial Real Estate			Commercial	Guaranteed	Consumer
Credit Quality	Acq - Dev	Non-Owner	Owner	&	Student	Residential
by Class	Construction	Occupied	Occupied	Industrial	Loans	Mortgage	HELOC	Other	Total
1 Highest Quality	$-	$-	$-	$-	$-	$-	$-	$1	$1
2 Above Average Quality	-	-	3,082	1,088	-	119	86	3	4,378
3 Satisfactory	392	6,261	19,727	6,598	-	4,074	3,969	186	41,207
4 Pass	319	13,094	9,649	12,215	-	1,844	2,263	69	39,453
5 Special Mention	-	5,769	1,668	1,351	-	684	274	16	9,762
6 Substandard	-	188	481	570	-	32	347	22	1,640
7 Doubtful	-	-	-	-	-	-	552	-	552
	$711	$25,312	$34,607	$21,822	$-	$6,753	$7,491	$297	$96,993

Loans acquired with deteriorating credit quality	2,602	5,435	4,963	1,666	-	507	904	-	16,077
Total loans	$3,313	$30,747	$39,570	$23,488	$-	$7,260	$8,395	$297	$113,070

A summary of the balances of loans outstanding by days past due, including accruing and non-accruing loans by portfolio class as of June 30, 2013 was as follows:

Loans Past Due by Portfolio Class

June 30, 2013

(dollars in thousands)	Commercial Real Estate			Commercial	Guaranteed	Consumer
	Acq - Dev	Non-Owner	Owner	&	Student	Residential
	Construction	Occupied	Occupied	Industrial	Loans	Mortgage	HELOC	Other	Total

30-59 days	$-	$-	$-	$116	$2,208	$-	$-	$-	$2,324
60-89 days	-	-	-	26	7,771	-	148	-	7,945
>90 days	445	-	2,000	754	3,742	44	214	22	7,221
Total past due	445	-	2,000	896	13,721	44	362	22	17,490
Current	2,508	34,526	40,810	20,377	39,236	6,590	6,745	197	150,989
Total loans	$2,953	$34,526	$42,810	$21,273	$52,957	$6,634	$7,107	$219	$168,479
>90 days still accruing	$-	$-	$-	$-	$3,742	$-	$-	$-	$3,742

A summary of the balances of loans outstanding by days past due, including accruing and non-accruing loans by portfolio class as of December 31, 2012 was as follows:

Loans Past Due by Portfolio Class

December 31, 2012

(dollars in thousands)	Commercial Real Estate			Commercial	Guaranteed	Consumer
	Acq - Dev	Non-Owner	Owner	&	Student	Residential
	Construction	Occupied	Occupied	Industrial	Loans	Mortgage	HELOC	Other	Total

30-59 days	$-	$480	$-	$139	$-	$-	$30	$-	$649
60-89 days	-	-	-	-	-	-	-	-	-
>90 days	420	-	2,599	740	-	180	739	-	4,678
Total past due	420	480	2,599	879	-	180	769	-	5,327
Current	2,893	30,267	36,971	22,609	-	7,080	7,626	297	107,743
Total loans	$3,313	$30,747	$39,570	$23,488	$-	$7,260	$8,395	$297	$113,070
>90 days still accruing	$-	$-	$-	$-	$-	$-	$-	$-	$-

Non-accrual Loans

Loans are placed on nonaccrual status when management believes the collection of the principal and interest is doubtful. A delinquent loan is generally placed on nonaccrual status when:

•	principal and/or interest is past due for 90 days or more, unless the loan is well-secured or in the process of collection;
•	the financial strength of the borrower or a guarantor has materially declined;
•	collateral value has declined; or
•	other facts would make the repayment in full of principal and interest unlikely.

In the case of Guaranteed Student Loans, interest accrues until the date the guaranty is paid. The guarantor’s payment covers approximately 98% of principal and accrued interest. Upon receipt of payment, the unguaranteed portion is charged off to the allowance for loan losses.

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

A summary of non-accrual loans by portfolio class is as follows:

	Nonaccrual Loans
	June 30,	December 31,
(dollars in thousands)	2013	2012
Commercial Real Estate:
Acquisition, Development and Construction	$446	$420
Non-owner Occupied	-	-
Owner Occupied	2,008	2,599
Commercial & Industrial	903	878
Guaranteed Student Loans	-	-
Consumer:
Residential Mortgage	44	180
HELOC	557	1,371
Other Consumer	22	23
Total Loans	$3,980	$5,471

Impaired Loans

All loans that are rated Doubtful are assessed as impaired based on the expectation that the full collection of principal and interest is in doubt. All loans that are rated Substandard or are expected to be downgraded to Substandard, require additional analysis to determine if a specific reserve under ASC 310-40 is required. All loans that are rated Special Mention are presumed not to be impaired unless part of a troubled debt restructuring. However, Special Mention rated loans are typically evaluated for the following adverse characteristics that may indicate further analysis is warranted before completing an assessment of impairment:

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

Certain loans were identified and individually evaluated for impairment at June 30, 2013. These impaired loans were not charged with a valuation allowance due to Management’s judgment that the cash flows from the underlying collateral or equity available from guarantors were sufficient to recover the Company’s entire investment.

The following information is a summary of related impaired loans, excluding loans acquired with deteriorating credit quality, presented by portfolio class as of June 30, 2013:

Impaired Loans
As of
June 30, 2013

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Commercial Real Estate:
Acquisition, Development and Construction	$85	$85	$-	$85	$-
Non-owner Occupied	2,042	2,042	-	2,351	67
Owner Occupied	456	456	-	468	7
Commercial & Industrial	1,042	1,042	-	1,081	25
Guaranteed student loans	-	-	-	-	-
Consumer:
Residential	-	-	-	-	-
HELOC	323	323	-	441	13
Other	22	22	-	22	-
	$3,970	$3,970	$-	$4,448	$112
With An Allowance Recorded:
Commercial Real Estate:
Acquisition, Development and Construction	$-	$-	$-	$-	$-
Non-owner Occupied	-	-	-	-	-
Owner Occupied	-	-	-	-	-
Commercial & Industrial	-	-	-	-	-
Guaranteed student loans	-	-	-	-	-
Consumer:
Residential	-	-	-	-	-
HELOC	-	-	-	-	-
Other	-	-	-	-	-
	$-	$-	$-	$-	$-

The following information is a summary of related impaired loans, excluding acquired impaired loans, presented by portfolio class as of December 31, 2012:

Impaired Loans
As of
December 31, 2012

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Commercial Real Estate:
Acquisition, Development and Construction	$-	$-	$-	$-	$-
Non-owner Occupied	189	189	-	189	1
Owner Occupied	481	481	-	481	3
Commercial & Industrial	553	553	-	553	1
Guaranteed student loans	-	-	-	-	-
Consumer:
Residential	228	228	-	228	-
HELOC	129	129	-	129	-
Other	23	23	-	23	2
	$1,603	$1,603	$-	$1,603	$7
With An Allowance Recorded:
Commercial Real Estate:
Acquisition, Development and Construction	$-	$-	$-	$-	$-
Non-owner Occupied	-	-	-	-	-
Owner Occupied	-	-	-	-	-
Commercial & Industrial	52	52	33	33	1
Guaranteed student loans	-	-	-	-	-
Consumer:
Residential	-	-	-	-	-
HELOC	661	661	405	405	-
Other	-	-	-	-	-
	$713	$713	$438	$438	$1

Loans with deteriorated credit quality acquired as part of the Bank of Virginia acquisition are accounted for under the requirements of ASC 310-30. These loans are not considered impaired and not included in the table above.

Activity in the allowance for loan losses for the six months ended June 30, 2013 and the year ended December 31, 2012 is summarized below:

Allowance for Loan Losses

	Commercial Real Estate					Consumer
(dollars in thousands)	Acquisition, Development & Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
Balance, December 31, 2012	$229	$231	$350	$782	$-	$50	$457	$11	$2,110
(Charge-offs) recoveries, net	1	-	(289)	18	(39)	-	(365)	(8)	(682)
Provision (recovery)	(107)	57	483	(546)	295	2	(51)	1	134
Balance, June 30, 2013	$123	$288	$544	$254	$256	$52	$41	$4	$1,562

	Commercial Real Estate					Consumer
(dollars in thousands)	Acquisition, Development & Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
Balance, December 31, 2011	$296	$474	$496	$569	$-	$188	$215	$47	$2,285
(Charge-offs) recoveries, net	(16)	(273)	-	(270)	-	(133)	(23)	(48)	(763)
Provision (recovery)	(51)	30	(146)	483	-	(5)	265	12	588
Balance, December 31, 2012	$229	$231	$350	$782	$-	$50	$457	$11	$2,110

A summary of the allowance for loan losses by portfolio segment and impairment evaluation methodology as of March 31, 2013 and December 31, 2012 is as follows:

	Commercial Real Estate					Consumer
	Acquisition, Development & Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
Allowance Ending balances:
Individually evaluated for impairment,
June 30, 2013	$-	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment,
June 30, 2013	83	288	356	254	256	52	41	4	1,334
Acquired with deteriorating credit quality,
June 30, 2013	40	-	188	-	-	-	-	-	228
Ending balance, June 30, 2013	$123	$288	$544	$254	$256	$52	$41	$4	$1,562

Loan Balances, June 30, 2013
Individually evaluated for impairment	$85	$2,042	$456	$1,042	$-	$-	$323	$22	$3,970
Collectively evaluated for impairment	2,507	31,966	39,494	19,695	52,957	6,590	6,325	197	159,731
Acquired with deteriorating credit quality	361	518	2,860	536	-	44	459	-	4,778
Ending balance	$2,953	$34,526	$42,810	$21,273	$52,957	$6,634	$7,107	$219	$168,479

Allowance Ending balances:
Individually evaluated for impairment,
December 31, 2012	$-	$-	$-	$33	$-	$-	$405	$-	$438
Collectively evaluated for impairment,
December 31, 2012	29	231	61	744	-	50	9	11	1,135
Acquired with deteriorating credit quality,
December 31, 2012	200	-	289	5	-	-	43	-	537
Ending balance, December 31, 2012	$229	$231	$350	$782	$-	$50	$457	$11	$2,110

Loan Balances, December 31, 2012
Individually evaluated for impairment	$-	$189	$481	$605	$-	$228	$790	$23	$2,316
Collectively evaluated for impairment	711	25,123	34,126	21,217	-	6,525	6,701	274	94,677
Acquired with deteriorating credit quality	2,602	5,435	4,963	1,666		507	904	-	16,077
Ending balance	$3,313	$30,747	$39,570	$23,488	$-	$7,260	$8,395	$297	$113,070

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

During the six months ended June 30, 2013, no loans were modified in troubled debt restructurings. At June 30, 2013 and December 31, 2012, 4 loans were identified as troubled debt restructuring. The principal balance outstanding relating to these was $2.0 million and $2.1 million at June 30, 2013 and December 21, 2012, respectively. These loans are included in the impaired loan disclosures at June 30, 2013.

During the three and six month periods ended June 30, 2013 and 2012, no defaults occurred on loans modified as TDR’s in the preceding (12) months.

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

Commitments to Extend Credit, Standby Letters of Credit, and Financial Guarantees

Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. At June 30, 2013, the fair value of loan commitments and standby letters of credit was deemed to be immaterial and therefore is not included.

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

The carrying value and fair values of financial assets and liabilities are as follows:

	June 30, 2013
(in thousands)	Carrying		Fair Value Measurements
	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$31,522	$31,522	$31,522	$-	$-
Securities available for sale	22,105	22,105	-	22,105	-
Restricted securities	1,134	1,134	-	1,134	-
Loans held for investment	166,917	166,757	-	-	166,757
Interest receivable	1,132	1,132	-	1,132	-

Liabilities
Demand deposits	$21,338	$21,338	$-	$21,338	$-
Savings and interest-bearing deposits	49,493	49,493	-	49,493	-
Time deposits	134,527	-	-	130,956	-
FHLB advances	10,000	8,414	-	8,414	-
Interest payable	163	163	-	163	-

	December 31, 2012
(in thousands)	Carrying		Fair Value Measurements
	Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$11,981	$11,981	$11,981	$-	$-
Securities available for sale	18,511	18,511	-	18,511	-
Restricted securities	1,156	1,156	-	1,156	-
Loans held for sale	28,949	28,949	-	28,949	-
Loans held for investment	110,960	113,260	-	-	113,260
Interest receivable	419	419	-	419	-

Liabilities
Demand deposits	$19,498	$19,498	$-	$19,498	$-
Savings and interest-bearing deposits	39,393	39,393	-	39,393	-
Time deposits	95,537	98,848	-	98,848	-
FHLB advances	10,000	11,421	-	11,421	-
Interest payable	173	173	-	173	-

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Loans Held for Sale

Loans held for sale are required to be measured at the lower of cost or fair value. These loans currently consist of residential loans purchased for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data, which is generally not materially different than cost due to the short duration between purchase and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the six months ended June 30, 2013 or year ended December 31, 2012. At June 30, 2013, no loans were classified as held-for-sale.

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

The following table presents the balances of financial assets measured at fair value on a recurring basis:

(in thousands)	Balance	Level 1	Level 2	Level 3
June 30, 2013
U.S. Government Agencies	$3,446	$-	$3,446	$-
Agency Guaranteed Mortgage-backed securities	$18,659	$-	$18,659	$-

December 31, 2012
U.S. Government Agencies	$3,455	$-	$3,455	$-
Agency Guaranteed Mortgage-backed securities	$15,056	$-	$15,056	$-
Loans held for sale	$28,949	$-	$28,949	$-

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser of the Company using observable market data (Level 2). However, if the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Operations.

Other Real Estate Owned (OREO)

Other real estate owned (“OREO”) is measured at fair value less cost to sell, based on an appraisal conducted by an independent, licensed appraiser outside of the Company. If the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability, then the fair value is considered Level 3. OREO is measured at fair value on a nonrecurring basis. Any initial fair value adjustment is charged against the Allowance for Loan Losses. Subsequent fair value adjustments are recorded in the period incurred and included in other noninterest expense on the Consolidated Statements of Operations.

The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis:

(in thousands)	Balance	Level 1	Level 2	Level 3
June 30, 2013
OREO	$1,768	$-	$-	$1,768

December 31, 2012
Impaired loans, net	$275	$-	$-	$275
OREO	$1,768	$-	$-	$1,768

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2013 and December 31, 2012:

Quantitative Information About Level 3 Fair Value

Measurements for June 30, 2013

Description	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

Other real estate owned	$1,768	Discounted appraised value	Discount for lack of marketability	16% to 63% (28%)

Quantitative Information About Level 3 Fair Value

Measurements for December 31, 2012

Description	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

Impaired Loans:
Commercial and Industrial	$19	Discounted cash flow	Discount rate	63%

Consumer - HELOC		Discounted appraised value	Selling costs	10%
	$256	Discounted appraised value	Discount for lack of marketability	37% to 66% (61%)

Other real estate owned	$1,768	Discounted appraised value	Discount for lack of marketability	16% to 63% (28%)

Note 6.	Stock-Based Compensation

Share-based compensation arrangements include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee stock purchase plans. ASC Topic 718 requires all share-based payments to employees to be valued using a fair value method on the date of grant and to be expensed based on that fair value over the applicable vesting period.

At the 2005 Annual Meeting of the Bank, Bank shareholders approved the Bank of Virginia 2005 Stock Option Plan (the “2005 Plan”) which made available up to 26,560 shares for potential grants of stock options. The Plan was instituted to encourage and facilitate investment in the common stock of the Bank by key employees and executives and to assist in the long-term retention of service by those executives. The Plan covers employees as determined by the Bank’s Board of Directors from time to time. Options under the Plan were granted in the form of incentive stock options.

At the 2011 Annual Meeting of the Bank, the Bank’s shareholders approved a new share-based compensation plan (Bank of Virginia 2011 Stock Incentive Plan or the “2011 Plan”). Under this plan, employees, officers and directors of the Bank or its affiliates are eligible to participate. The plan’s intent was to reward employees, officers and directors of the Bank or its affiliates for their efforts, to assist in the long-term retention of service for those who were awarded, as well as align their interests with the Bank. The terms of the 2011 Plan were previously disclosed in the Bank’s definitive proxy materials for the 2011 Annual Meeting of Shareholders filed with the Board of Governors of the Federal Reserve on April 22, 2011. There are 106,240 shares reserved under the 2011 Plan and 26,560 shares reserved under the 2005 Plan. The 2011 Plan did not replace the 2005 Plan. As a result of the share exchange between the Bank and the Company completed on March 29, 2013, the 2005 and 2011 Plans effectively become the Company’s Plans. To date, the Company has issued employee incentive stock options only under the 2011 Plan. However, it may consider issuance of similar incentive stock options under the 2005 Plan.

Both the 2005 Plan and the 2011 Plan were assumed by the Company in connection with the share exchange. At the effective time of the share exchange, each option to purchase Bank common stock granted by the Bank that was then outstanding was converted automatically into an option for shares of Company common stock, subject to the same terms and conditions that applied to the Bank option before the effective time of the share exchange. The number of shares of Company common stock subject to stock options, and the exercise price of the Bank stock options, were adjusted based on the exchange ratio of 0.664.

As of June 30, 2013, there are 118,337 options granted and outstanding with a weighted average exercise price of $6.60 per option. 18,337 of the options are exercisable at June 30, 2013 at a weighted average price of $15.40.  Options granted, outstanding, and exercisable have been restated to reflect the effect of the 1-for-5 stock split completed by the Bank on October 4, 2012 and the Share exchange with Cordia on March 29, 2013.

Note 7.  Other Comprehensive Income

The Company’s only component of accumulated other comprehensive income (loss) is the unrealized gain (loss) on available for sale securities.

The following table presents information on amounts reclassified out of accumulated other comprehensive income, by category, during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item on Consolidated Statement of
(dollars in thousands)	2013	2012	2013	2012	Operations

Available-for-sale securities
Realized gains on sales of securities	$-	$-	$-	$42	Gain on sale of available-for-sale securities
	$-	$-	$-	$42	Net income

Note 8.	Regulatory Oversight and Capital Adequacy

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

The Bank has fully addressed the requirements of the Written Agreement, including efforts and plans to improve asset quality and credit risk management, and maintain sufficient capital. Submissions were made to the appropriate regulatory authorities in accordance with, and within the time schedule outlined in the Agreement. Our regulators require ongoing attention to certain provisions of the Written Agreement. Management has achieved full compliance within each area and is taking appropriate ongoing actions to maintain full compliance.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. Any statements about our expectations, beliefs, plans, predictions, forecasts, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “anticipate,” “believes,” “can,” “could,” “may,” “predicts,” “potential,” “should,” “will,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “intends” and similar words or phrases. Accordingly, these statements are only predictions and involve estimates, known and unknown risks, assumptions and uncertainties that could cause actual results to differ materially from those expressed in them. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of several factors more fully described under the caption “Risk Factors” in our 2012 Annual Report on Form 10-K.

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

Item 2.	Management’s` Discussion and Analysis of Financial Condition and Results of Operations

 The following discussion is intended to assist the reader in understanding and evaluating the financial condition and results of operations of Cordia and its majority owned subsidiary, Bank of Virginia (“BOVA” or the “Bank). This discussion and analysis should be read in conjunction with Cordia’s consolidated financial statements and related notes thereto located elsewhere in this report.

General

Cordia was incorporated in 2009. Its founders were former bank CEOs, directors and advisors seeking to invest in undervalued or troubled community banks in the Mid-Atlantic and Southeast. Aside from the shares of BOVA common stock, Cordia’s only other assets totaled $407 thousand at June 30, 2013, consisting primarily of $211 thousand of cash and $196 thousand of prepaid expenses. As of December 31, 2012, Cordia held approximately 67.4% of the outstanding shares of BOVA common stock. In March 2013, Cordia completed a share exchange with BOVA shareholders resulting in BOVA becoming a wholly-owned subsidiary of Cordia.

BOVA is a state chartered bank headquartered in Midlothian, Virginia with total assets of approximately $230 million at June 30, 2013. BOVA provides retail banking services to individuals and commercial customers through three banking locations in Chesterfield County, Virginia and one in Henrico County, Virginia.

Executive Overview

We spent much of 2011 and 2012 working through asset quality issues, recruiting new staff, and reorganizing our lending and deposit activities while addressing the requirements of BOVA’s Written Agreement.

During 2011, BOVA hired a new credit management team which included a Chief Credit Officer, a Chief Operating Officer who also currently serves as BOVA’s President, and a Senior Vice President responsible for working out problem loans and seeking recoveries. In 2011, the new credit management team dedicated a large portion of its time to portfolio management, including establishing new credit underwriting disciplines, training staff, resolving problem assets, as well as performing a detailed assessment of the accuracy of credit risk grades and BOVA’s allowance for loan losses. Moreover, BOVA engaged a third-party loan review firm which has annually reviewed the Bank’s credit and lending practices.

During 2012, BOVA continued to deploy its new credit disciplines as resolutions of problem assets and new loan originations accelerated. In addition, BOVA hired three business development officers who specialize in commercial lending and have brought portions of their existing portfolios to the Bank, as well as originating new high-quality loans and bringing accompanying deposit relationships. BOVA is also partnering with other business entities to participate in loan programs which would bring increased loan production to the Bank without compromising asset quality or creating material capital risk. Management has continued to price deposits conservatively, particularly time deposits, and has been successful in increasing total deposits and transaction accounts while materially reducing the cost of funds.

During the first quarter of 2013, the Bank launched a new initiative partnering with GradCapital, LLC to purchase rehabilitated student loans backed by the government’s guarantee and serviced by Xerox Education Services. At June 30, 2013, rehabilitated student loans with a carrying value of approximately $53 million have been purchased under this program. The Bank also significantly expanded its deposit base, through sales growth in organic transaction accounts as well as establishing institutional money market and certificate of deposit relationships. All three of these funding sources provided rates significantly lower than the Bank’s prevailing retail CD rates and served to significantly reduce our cost of funds.

The Bank also partnered with Stonegate Mortgage Corporation in a held-for-sale residential mortgage program beginning December 2012. This program represents a high-quality, low-risk bridge strategy to increase the Bank’s net interest income while other organic loan programs are being developed. During the quarter ended June 30, 2013 this program was reduced to zero.

Results of Operations – Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Net Income

Cordia had consolidated net income of $261 thousand for the quarter ended June 30, 2013 (the “2013 quarter”) compared to consolidated net loss of $13 (before non-controlling interest) thousand for the quarter ended June 30, 2012 (the “2012 quarter”). Net interest income before the provision for loan losses increased 83.3% or $977 thousand from $1.2 million for the 2012 quarter to $2.2 million for the 2013 quarter. The major factor contributing to the increase in net interest income in 2013 was a significant increase in average interest-earning assets, accretion income recorded on purchased credit impaired loans, and a substantial decrease in the Bank’s overall cost of funds.

Net Interest Income

Net interest income is the largest component of net income, and is affected by the interest rate environment and the volume and the composition of interest-earning assets and interest-bearing liabilities. Our interest-earning assets include loans, investment securities, interest-bearing deposits in other banks, and federal funds sold. Our interest-bearing liabilities include deposits and advances from the FHLB.

Interest income increased $1.1 million from $1.6 million during the 2012 quarter to $2.6 million for the 2013 quarter. An increase of $70.4 million in the average balance of loans held for investment was the primary factor driving the increase in interest income. The yield on loans held for investment includes the annualized impact of accretion on purchased loans.

Interest expense for the 2013 quarter was $467 thousand, compared to $385 thousand for the 2012 quarter. This increase of $82 thousand was due primarily to the reduction in time deposit premium amortization. For 2013 quarter, this adjustment was $49 thousand versus $165 thousand in the 2012 quarter. This resulted in a $116 thousand impact to interest expense. It was mitigated in part by a reduction in interest rates paid as well as an improvement in the funding mix. Sales growth in lower cost checking and money market accounts combined with lower cost institutional funding resulted in a $82.5 million increase in deposits while reducing the average rate on interest bearing deposits from 1.69% to .91% and interest expense by $65 thousand before adjustments. The Bank continues to have success in lowering cost of funds through a number of strategies. This includes effective sales efforts to gain transaction accounts, reducing and converting higher priced time deposits, lowering deposit rates and establishing institutional funding sources. The increase in time deposits was primarily institutional and brokered certificates of deposit greater than $100,000 that were obtained at rates lower than the Bank’s prevailing retail rates. Interest expense on FHLB borrowings was $41 thousand for the 2013 quarter, compared to $9 thousand for the 2012 quarter. The increase in FHLB interest expense was primarily the result of increased FHLB borrowings.

Average Balances and Yields

The following tables present information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. These tables include acquisition accounting adjustments and therefore do not directly represent contractual rates paid or received.

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Three Months Ended			Three Months Ended
	June 30, 2013			June 30, 2012
	Average			Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Earning Assets:
Loans (1)	$181,373	$2,516	5.56%	$110,902	$1,524	5.51%
Securities Available for Sale	16,922	72	1.71%	17,761	19	0.43%
Federal funds sold and interest-bearing balances	48,988	29	0.24%	26,352	15	0.23%
Total Earning Assets	247,283	2,617	4.24%	155,015	1,558	4.03%
Other Assets	9,055			14,591
Allowance for Loan Losses	(1,573)			(2,189)
Total	$254,765			$167,417
Interest-Bearing Liabilities:
Demand Deposits	$14,088	15	0.43%	$12,272	19	0.62%
Savings and Money Market	61,297	52	0.34%	19,284	25	0.52%
Time Deposits	133,048	359	1.08%	97,239	332	1.37%
Total Deposits	208,433	426	0.82%	128,795	376	1.17%
FHLB Borrowings	10,000	41	1.64%	5,000	9	0.72%
Total Interest-bearing liabilities	218,433	467	0.86%	133,795	385	1.15%
Demand Deposits	20,138			17,346
Other Liabilities	2,940			3,683
Stockholders' Equity	13,254			12,593
Total	$254,765			$167,417
Net Interest Income, tax equivalent		$2,150			$1,173
Net Interest Rate Spread (2)			3.38%			2.88%
Net Interest Margin (3)			3.49%			3.04%

(1) Non-accrual loans are generally included in average balances outstanding but with no related interest income during the period of non-accrual.

(2) Represents the difference between the yield on earning assets and cost of funds.

(3) Represents net interest income divided by average interest earning assets.

Provision for Loan Losses

The allowance for loan and lease losses (“ALLL”) model that was used by the legacy management team was built by an outside consulting firm and was a generalized model, using a specific and general reserve.

This legacy model calculated the historical loss component by utilizing a ratio of losses to total loans in a given quarter. This loss ratio was then applied to all loans rated Special Mention or better and used as a predictor of future losses. This methodology did not take into account the portfolio composition or the losses attributed to each component of the mix. Beginning in the 2nd quarter of 2012, losses were tracked by Call Report loan type. The model analyzes net charge offs for the previous twelve quarters using the call report loan types and then weights the quarters, weighting more recent quarters more heavily. The weighting ratios are the same as used in the old model. Current management also engaged an independent firm to conduct a loan review to ascertain overall asset quality in the loan portfolio and to evaluate potential losses by segment. An additional segment was established in 2013 for our guaranteed student loan portfolio.

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

As a result, provision expense was $7 thousand during the 2013 quarter compared to a $388 thousand recovery during the 2012 quarter. This amount reflects our emphasis on highly accurate risk rating process, early detection of problem loans, accurate assessment of the extent of losses and aggressive management of problem loans through restructures, refinancing with other institutions, or other means of mitigating potential losses.

Non-interest Income

Noninterest income was relatively flat at $65 thousand for the 2013 quarter compared to $71 thousand for the 2012 quarter.

The following table sets forth the principal components of non-interest income for the quarters ended June 30, 2013 and 2012:

	Three Months Ended June 30,
(dollars in thousands)	2013	2012

Service charges on deposit accounts	$29	$35
Other fee income	36	36
Total non-interest income	$65	$71

Non-interest Expense

Noninterest expense increased $302 thousand, or 18.4%, from $1.6 million for the 2012 quarter to $1.9 million for the 2013 quarter.

The following table sets forth the primary components of non-interest expense for the quarters ended June 30, 2013 and 2012:

	Three Months Ended June 30,
(dollars in thousands)	2013	2012

Salaries and employee benefits	$974	$877
Occupancy expense	145	133
Equipment expense	51	77
Data processing expense	115	114
Marketing expense	9	21
Legal and professional fees	211	141
Bank franchise tax	20	24
FDIC assessment	80	87
Gain on sale of OREO	-	(59)
Other real estate expenses	12	-
Other operating expenses	330	230
Total non-interest expense	$1,947	$1,645

Salaries and employee benefits increased $97 thousand, or 11.1%, from $877 thousand during the 2012 quarter to $974 thousand during the 2013 quarter. In October 2012 and January 2013, the Bank hired Senior Vice Presidents responsible for retail banking and accounting, respectively. These hires combined with increases in temporary labor and group insurance of $14 thousand and 9 thousand, respectively, were the primary drivers behind the increase in salaries and employee benefits.

Legal and professional fees increased $70 thousand, or 49.6%, from $141 thousand during the 2012 quarter to $211 thousand during the 2013 quarter. This increase was primarily a result of increases in legal and accounting fees associated with the Company becoming NASDAQ listed in the first quarter of 2013 combined with a one-time charge of $37 thousand relating to the costs of employing a third-party loan review firm in the second quarter of 2013.

Other real estate expenses were $12 thousand during the 2013 quarter. During the 2012 quarter, the Company had a gain on the sale of OREO of $59 thousand. No sales of OREO occurred in the 2013 quarter.

Other operating expenses increased $88 thousand, or 36.4%, from $242 thousand in the 2012 period to $330 thousand during the 2013 period. This increase is primarily the result of $94 thousand of administrative fees on Guaranteed Student Loans incurred in the 2013 period. The Company’s Guaranteed Student Loan program was instituted in the first quarter of 2013.

Income Tax Expense

Under the provisions of the Internal Revenue Code, BOVA has approximately $25.3 million of net operating loss carryforwards. Due to the change in control of BOVA in December 2010, the amount of the loss carryforward available to offset taxable income is limited to approximately $254 thousand per year for twenty years.

Results of Operations – Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Net Income

Cordia had consolidated net income of $482 thousand for the six month period ended June 30, 2013 (the “2013 period”) compared to consolidated net income (before non-controlling interest) $121 thousand for the period ended June 30, 2012 (the “2012 period”). Net interest income before the provision for loan losses increased 38.4% or $1.2 from $3.2 million for the 2012 period to $4.4 million for the 2013 period. The major factor contributing to the increase in net interest income in 2013 was a significant increase in average interest-earning assets, accretion income recorded on purchased credit impaired loans, and a substantial decrease in the Bank’s overall cost of funds.

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

Interest income increased $1.4 million from $3.9 million during the 2012 period to $5.3 million for the 2013 period. An increase of $57.6 million in the average balance of loans held for investment was the primary factor driving the increase in interest income. The yield on loans held for investment includes the annualized impact of accretion on purchased loans.

Interest expense for the 2013 period was $899 thousand, compared to $764 thousand for the 2012 period. This increase of $135 thousand was due primarily to the reduction in the time deposit premium amortization. For 2013 period, this adjustment was $104 thousand versus $348 thousand in the 2012 period. This resulted in a $244 thousand impact to interest expense. It was mitigated in part by a reduction in interest rates paid as well as an improvement in the funding mix. Sales growth in lower cost checking and money market accounts combined with lower cost institutional funding resulted in a $64.0 million increase in deposits while reducing the average rate on interest bearing deposits from 1.71% to .97% and interest expense by $170 thousand. The Bank continues to have success in lowering cost of funds through a number of strategies. This includes effective sales efforts to gain transaction accounts, reducing and converting higher priced time deposits, lowering deposit rates and establishing institutional funding sources. Interest expense on FHLB borrowings was $81 thousand for the 2013 period, compared to $19 thousand for the 2012 period. The increase in FHLB interest expense was primarily the result of increased FHLB borrowings during the 2013 period combined with the impact of purchase accounting adjustments which decreased FHLB interest expense in the 2012 period.

Average Balances and Yields

The following tables present information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. These tables include acquisition accounting adjustments and therefore do not directly represent contractual rates paid or received.

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Six Months Ended			Six Months Ended
	June 30, 2013			June 30, 2012
	Average			Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Earning Assets:
Loans (1)	$168,928	$5,095	6.08%	$111,320	$3,722	6.69%
Securities Available for Sale	17,410	142	1.64%	21,339	183	1.71%
Federal funds sold and interest-bearing balances	41,832	44	0.21%	21,220	26	0.25%
Total Earning Assets	228,170	5,281	4.67%	153,879	3,931	5.11%
Other Assets	8,939			8,341
Allowance for Loan Losses	(1,836)			(2,221)
Total	$235,273			$159,999
Interest-Bearing Liabilities:
Demand Deposits	$14,366	34	0.48%	$11,963	35	0.59%
Savings and Money Market	54,031	99	0.37%	18,939	49	0.52%
Time Deposits	121,316	685	1.14%	97,844	661	1.36%
Total Deposits	189,713	818	0.87%	128,746	745	1.17%
FHLB Borrowings	10,000	81	1.63%	5,067	19	0.76%
Total Interest-bearing liabilities	199,713	899	0.91%	133,813	764	1.15%
Demand Deposits	19,336			15,051
Other Liabilities	3,585			3,081
Stockholders' Equity	12,639			8,054
Total	$235,273			$159,999
Net Interest Income, tax equivalent		$4,382			$3,167
Net Interest Rate Spread (2)			3.76%			3.96%
Net Interest Margin (3)			3.87%			4.15%

(1) Non-accrual loans are generally included in average balances outstanding but with no related interest income during the period of non-accrual.

(2) Represents the difference between the yield on earning assets and cost of funds.

(3) Represents net interest income divided by average interest earning assets.

Provision for Loan Losses

The allowance for loan and lease losses (“ALLL”) model that was used by the legacy management team was built by an outside consulting firm and was a generalized model, using a specific and general reserve.

This legacy model formerly calculated the historical loss component by utilizing a ratio of losses to total loans in a given quarter. This loss ratio was then applied to all loans rated Special Mention or better and used as a predictor of future losses. This methodology did not take into account the portfolio composition or the losses attributed to each component of the mix. Beginning in the 2nd quarter of 2012, losses were tracked by Call Report loan type. The model analyzes net charge offs for the previous twelve quarters using the call report loan types and then weights the quarters, weighting more recent quarters more heavily. The weighting ratios are the same as used in the old model. Current management also engaged an independent firm to conduct a loan review to ascertain overall asset quality in the loan portfolio and to evaluate potential losses by segment. An additional segment was established in 2013 for our guaranteed student loan portfolio.

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

As a result, provision expense was $134 thousand during the 2013 period compared to a $233 thousand recovery during the 2012 period. This amount reflects our emphasis on highly accurate risk rating process, early detection of problem loans, accurate assessment of the extent of losses and aggressive management of problem loans through restructures, refinancing with other institutions, or other means of mitigating potential losses. Please note that during the 2012 period, the Bank changed its methodology for calculating the required ALLL, which led to a release of reserves.

Non-interest Income

Noninterest income decreased from $183 thousand in the 2012 period to $133 in the 2012 period. This decrease was primarily the result of a $42 thousand gain on the sale of available for sale securities in the 2012 period. The Company did not sell any available for sale securities in the 2013 period.

The following table sets forth the principal components of non-interest income for the quarters ended June 30, 2013 and 2012:

	Six Months Ended June 30,
(dollars in thousands)	2013	2012

Service charges on deposit accounts	$62	$70
Net gain on sale of AFS securities	-	42
Other fee income	71	71
Total non-interest income	$133	$183

Non-interest Expense

Noninterest expense increased $437 thousand, or 12.6%, from $3.5 million for the 2012 period to $3.9 million for the 2013 period.

The following table sets forth the primary components of non-interest expense for the six months ended quarters ended June 30, 2013 and 2012:

	Six Months Ended June 30,
(dollars in thousands)	2013	2012

Salaries and employee benefits	$2,158	$1,741
Occupancy expense	290	278
Equipment expense	105	151
Data processing expense	205	220
Marketing expense	23	53
Legal and professional fees	273	267
Bank franchise tax	46	47
FDIC assessment	160	180
Gain on sale of OREO	-	(59)
Other real estate expenses	28	42
Other operating expenses	611	542
Total non-interest expense	$3,899	$3,462

Salaries and employee benefits increased $417 thousand, or 24.0%, from $1.7 million during the 2012 period to $2.2 million during the 2013 period. In October 2012 and January 2013, the Bank hired Senior Vice Presidents responsible for retail banking and accounting, respectively. These hires combined with a $97 thousand increase in incentive compensation during the 2013 period were the primary drivers behind the increase in salaries and employee benefits.

Other real estate expenses decreased $14 thousand, or 33.3%, from $42 thousand in the 2012 period to $28 thousand in the 2013 period. In addition, during the 2012 period, the Company had a gain on the sale of OREO of $59 thousand. No sales of OREO occurred in the 2013 period.

Other operating expenses increased $69 thousand, or 12.7%, from $542 thousand in the 2012 period to $611 thousand during the 2013 period. This increase is primarily the result of $94 thousand of administrative fees on Guaranteed Student Loans being incurred in the 2013 period. The Company’s Guaranteed Student Loan program was instituted in the first quarter of 2013.

Income Tax Expense

Under the provisions of the Internal Revenue Code, BOVA has approximately $25.3 million of net operating loss carryforwards. Due to the change in control of BOVA in December 2010, the amount of the loss carryforward available to offset taxable income is limited to approximately $254 thousand per year for twenty years.

Financial Condition

Loans

Loans represent the largest category of earning assets and typically provide higher yields than the other types of earning assets. Loans carry inherent credit and liquidity risks associated with the creditworthiness of our borrowers and general economic conditions. At June 30, 2013, total loans held for investment (net of reserves) were $166.9 million versus $111.0 million at December 31, 2012. Loans held for sale (at fair market value) were $28.9 million at December 31, 2012. The Company reduced its held for sale program to a zero balance in the second quarter of 2013.

The following table sets forth the composition of the loan portfolio by category at the dates indicated and highlights our general emphasis on commercial and commercial real-estate lending.

	Composition of Loan Portfolio
(dollars in thousands)	June 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
Commercial Real Estate:
Acquisition, development and construction	$2,953	1.8%	$3,313	2.9%
Non owner occupied	34,526	20.5%	30,747	27.2%
Owner occupied	42,810	25.4%	39,570	35.0%
Commercial & industrial	21,273	12.6%	23,488	20.8%
Guaranteed student loans	52,957	31.4%	-	0.0%
Consumer:
Residential mortgage	6,634	4.0%	7,260	6.4%
HELOC	7,107	4.2%	8,395	7.4%
Other	219	0.1%	297	0.3%
Total Loans	$168,479	100.0%	$113,070	100.0%
Allowance for Loan Losses	(1,562)		(2,110)
Total Loans, net of allowance	$166,917		$110,960

The largest component of the loan portfolio is comprised of various types of commercial real estate loans. At June 30, 2013, commercial real estate loans totaled $80.3 million or 47.7% of the total portfolio, of which, acquisition, development and construction loans were $3.0 million. The second largest component was guaranteed student loans which totaled $53.0 million, or 31.4% of the total portfolio at June 30, 2013. The student loan portfolio is guaranteed by the U.S Department of Education. This guaranty is for 98% of principal and accrued interest outstanding through the date payment is made. Commercial and industrial loans totaled $21.3 million and represented 12.6% of the total loan portfolio. Consumer loans which are comprised primarily of residential mortgage and home equity loans totaled $14.0 million, or 8.3% of the total portfolio.

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

	Loan Maturity Schedule
	June 30, 2013
(dollars in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Commercial Real Estate:
Acquisition, Development and Construction	$890	$2,067	$-	$2,957
Commercial	21,503	39,924	16,322	77,749
Commercial & Industrial	7,812	11,266	2,263	21,341
Guaranteed student loans	15	480	52,462	52,957
Consumer:	3,841	6,760	3,522	14,123
	$34,061	$60,497	$74,569	$169,127

Loans maturing after one year with:
Fixed interest rates	$63,476
Floating interest rates	71,590
	$135,066

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

Allowance for Loan Losses

At December 31, 2012, our allowance for loan losses was $2.1 million, or 1.9% of total loans outstanding and 28.0% of non-performing loans.  At June 30, 2013, our allowance for loan losses was $1.6 million, or 0.9% of total loans and 26.6% of non-performing loans.  The allowance includes net charge offs of $682 thousand taken during the 2013 period, as well as a provision charged to expense of $134 thousand. Charge-offs recorded in 2013 were provided for in the allowance for loan losses prior to December 31, 2012.

Management has also taken into consideration the remaining fair value discounts of $648 thousand relating to loans purchased in December 2010 that remain in the Bank’s portfolio at June 30, 2013 when performing the analysis of the required allowance for loan losses. In addition, management included historical loss estimates relating to the unguaranteed portion of the student loan portfolio when performing this analysis at June 30, 2013.

Management has developed policies and procedures for evaluating the overall quality of the loan portfolio, the timely identification of potential problem credits and impaired loans and the establishment of an appropriate allowance for loan losses. The acquired loan portfolio was originally recorded at fair value, which includes a credit mark-to-market, based on the acquisition method of accounting. Loans renewed or originated since the date of our initial investment are evaluated and an appropriate allowance for loan losses is established. Any worsening of acquired impaired loans since the date of Cordia’s investment in BOVA is evaluated for further impairment. Additional impairment on acquired impaired loans is recorded through the provision for loan losses. Any improvement in cash flows of acquired impaired loans is amortized as a yield adjustment over the remaining life of the loans. A fuller explanation may be found in the table under the caption “ Loans With Deteriorated Credit Quality” regarding accretable and nonaccretable discount. Loan losses are charged against the allowance when management believes the uncollectability of a loan is confirmed, which decreases the balance of the allowance. Subsequent recoveries, if any, are credited back to the allowance. Loans acquired with deteriorated credit quality declined significantly during the first quarter of 2013 due to pay downs, charge-offs and numerous changes in some of the underlying credits resulting in a complete new risk profile. Loans that were significantly re-written are treated as new loans and are included in management’s calculation of the allowance for loan losses.

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

The decline in the allowance for loan losses as a percentage of total loans from December 31, 2012 to June 30, 2013 is largely due to charge-offs recorded in 2013 for reserves provided prior to December 31, 2012. Another major contributor to the decline is the $53.0 million guaranteed student loan portfolio that was purchased in the first and second quarters of 2013. The student loans are 98% guaranteed by the U.S. Department of Education (full principal and accrued interest upon default). Therefore, only the unguaranteed portion of approximately $1.1 million is considered in the Company’s allowance for loan loss methodology. Removing the guaranteed portion of the student loans from the total loans would result in an allowance for loan losses of approximately 1.4%.

Loans acquired with deteriorated credit quality declined significantly during the first six months of 2013 due to pay downs, charge-offs and numerous changes in some of the underlying credits resulting in a completely new risk profile. Loans that were significantly re-written are treated as new loans and are included in management’s calculation of the allowance for loan losses.

Changes affecting the allowance for loan losses for the six months ended June 30, 2013 and the year ended December 31, 2012, are summarized in the following table.

(dollars in thousands)	Six months Ended June 30, 2013	Year Ended December 31, 2012

Allowance at beginning of period	$2,110	$2,285

Provisions for loan losses	134	588

Charge offs:
Commercial real estate	(289)	(635)
Commercial & Industrial	-	(286)
Guaranteed student loans	(39)	-
Consumer	(373)	(223)
Total charge-offs	(701)	(1,144)

Recoveries:
Commercial real estate	1	346
Commercial & Industrial	18	16
Guaranteed student loans	-	-
Consumer	-	19
Total recoveries	19	381
Net charge-offs	(682)	(763)
	$1,562	$2,110

Allowance to non-performing loans	26.6%	28.0%
Allowance to total loans outstanding	0.9%	1.9%
Net charge-offs to average loans	0.5%	0.7%

The decline in the allowance to non-performing loan ratio from December 31, 2012 is due to the partial charge-offs of specific reserves in the first six months of 2013 that were established prior to December 31, 2012.

Included in the table below is the activity related to the portion of the allowance for loan losses for loans acquired with deteriorated credit quality. Because of the nature and limited number of these loans, they are individually evaluated for additional impairment on a quarterly basis. Activity related only to that portion of the allowance for loan losses is as follows:

Relating to loans with deteriorating credit quality:

(dollars in thousands)	Six months Ended June 30, 2013	Year Ended December 31, 2012

Allowance at beginning of period	$537	$387

Provisions for loan losses	228	406

Charge offs:
Commercial real estate	(489)	(229)
Commercial & Industrial	(5)	-
Guaranteed student loans	-	-
Consumer	(43)	(27)
Total charge-offs	(537)	(256)

Recoveries:
Commercial real estate	-	-
Commercial & Industrial	-	-
Guaranteed student loans	-	-
Consumer	-	-
Total recoveries	-	-
Net charge-offs	(537)	(256)
	$228	$537

The following table represents the allocation of the allowance for loan losses at the dates indicated. Notwithstanding these allocations, the entire allowance is available to absorb loan losses in any loan category.

(dollars in thousands)	June 30, 2013			December 31, 2012
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans

Commercial real estate	$955	61.1%	47.7%	$810	38.3%	65.1%
Commercial & industrial	254	16.3%	12.6%	782	37.1%	20.8%
Guaranteed student loans	256	16.4%	31.4%	-	-	-
Consumer	97	6.2%	8.3%	518	24.6%	14.1%
Total allowance for loan losses	$1,562	100.0%	100.0%	$2,110	100.0%	100.0%

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

The following is the distribution of loans by credit quality and class as of June 30, 2013 and December 31, 2012:

Loan Amount as of June 30, 2013
(dollars in thousands)	Commercial Real Estate			Commercial	Guaranteed	Consumer
Credit Quality	Acq - Dev	Non-Owner	Owner	&	Student	Residential
by Class	Construction	Occupied	Occupied	Industrial	Loans	Mortgage	HELOC	Other	Total

1 Highest Quality	$-	$-	$-	$-	$-	$-	$-	$1	$1
2 Above Average Quality	71	2,036	3,058	1,429	52,957	98	206	36	59,891
3 Satisfactory	444	9,492	19,249	7,222	-	3,309	3,314	88	43,118
4 Pass	1,678	17,550	14,890	9,620	-	2,696	2,314	72	48,820
5 Special Mention	314	4,253	2,297	1,944	-	487	492	-	9,787
6 Substandard	85	677	456	522	-	-	322	22	2,084
7 Doubtful	-	-	-	-	-	-	-	-	-
	$2,592	$34,008	$39,950	$20,737	$52,957	$6,590	$6,648	$219	$163,701

Loans acquired with deteriorating credit quality	361	518	2,860	536	-	44	459	-	4,778
Total loans	$2,953	$34,526	$42,810	$21,273	$52,957	$6,634	$7,107	$219	$168,479

Loan Amount as of December 31, 2012
(dollars in thousands)	Commercial Real Estate			Commercial	Guaranteed	Consumer
Credit Quality	Acq – Dev	Non-Owner	Owner	&	Student	Residential
by Class	Construction	Occupied	Occupied	Industrial	Loans	Mortgage	HELOC	Other	Total

1 Highest Quality	$-	$-	$-	$-	$-	$-	$-	$1	$1
2 Above Average Quality	-	-	3,082	1,088	-	119	86	3	4,378
3 Satisfactory	392	6,261	19,727	6,598	-	4,074	3,969	186	41,207
4 Pass	319	13,094	9,649	12,215	-	1,844	2,263	69	39,453
5 Special Mention	-	5,769	1,668	1,351	-	684	274	16	9,762
6 Substandard	-	188	481	570	-	32	347	22	1,640
7 Doubtful	-	-	-	-	-	-	552	-	552
	$711	$25,312	$34,607	$21,822	$-	$6,753	$7,491	$297	$96,993

Loans acquired with deteriorating credit quality	2,602	5,435	4,963	1,666	-	507	904	-	16,077
Total loans	$3,313	$30,747	$39,570	$23,488	$-	$7,260	$8,395	$297	$113,070

As shown in the tables above, substandard and doubtful loans were $2.1 million at June 30, 2013, or 1.2% of the total loan portfolio. This compares to $2.2 million, or 1.9% of the total loan portfolio at December 31, 2012. Loans graded “pass” or better increased $66.8 million from $85.0 million at December 31, 2012 to $151.8 million at June 30, 2013. Loans acquired by Cordia in December 2010 with deteriorating credit quality have declined $11.3 million from $16.1 million at December 31, 2012 to $4.8 million at June 30, 2013.

During 2011, we hired a new credit management team which included a Chief Credit Officer, a Chief Operating Officer (promoted in 2012 to President of BOVA) also serving as the Bank’s senior lending officer, and a Senior Vice President responsible for working out problem loans and seeking recoveries. The new credit management team dedicates a large portion of its time to portfolio management, including new credit underwriting disciplines, training staff, resolving problem assets, as well as performing a detailed assessment of the accuracy of credit risk grades and assuring the Bank is appropriately reserved. At June 30, 2013 and December 31, 2012, we believe that credit risk grades and the allowance for loan losses are accurate.

The Bank has continued to employ the same third party loan review firm for annual reviews and periodic special assignments.  The most recent evaluation was completed in May 2013. The next loan review is tentatively scheduled for the second quarter of 2014. The scope of the 2013 loan file review totaled approximately 71% of the Bank’s exposure, excluding guaranteed student loans. Significant items noted in the final report were as follows:

•	Levels of past due loans, non-accruing loans and classified (loans risk rated as substandard) loans have improved significantly since the 2012 review;
•	Risk ratings were accurate as of April 30, 2013; and
•	The ALLL process is logical and well-supported.

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

Loans placed on non-accrual status may be returned to accrual status after:

•	payments are received for a reasonable period, usually six (6) consecutive months in accordance with the loan documents, and any doubt as to the loan's full collectability has been removed; or

•	the loan is restructured and supported by a well-documented credit evaluation of the borrower's financial condition and the prospects for full payment.

When a loan is returned to accrual status after restructuring the risk rating remains unchanged until a satisfactory payment history is re-established.

Nonperforming assets totaled $7.6 million or 3.3% of total assets at June 30, 2013 and are comprised of non-accrual loans of $4.0 million, accruing troubled debt restructures (“TDR’s”) of $1.9 million and repossessed collateral of $1.8 million. The balance of nonperforming assets at December 31, 2012 was $9.3 million or 5.2% of total assets. The decrease at June 30, 2013 from December 31, 2012 was a result of management’s aggressive approach to the resolution of problem loans coupled with growth in total assets.

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

A summary of nonperforming assets, including troubled debt restructurings, as of the dates indicated follows:

(dollars in thousands)	June 30, 2013	December 31, 2012
Non-accrual loans	$3,980	$5,471
Accruing troubled debt restructurings:
Commercial Real Estate:
Non-owner Occupied	1,365	1,373
Commercial & Industrial	520	687
Total accruing troubled debt restructurings	1,885	2,060

Real estate owned	1,768	1,768
Total nonperforming assets	$7,633	$9,299

Total nonaccrual loans to total loans	2.4%	4.8%
Total nonaccrual loans to total assets	1.7%	3.1%
Total nonperforming assets to total assets	3.3%	5.2%

Total loans	$168,479	$113,070
Total assets	$229,520	$178,696

Loans with Deteriorated Credit Quality

In the acquisition of BOVA certain loans were acquired which showed evidence of deterioration in credit quality. These loans are accounted for under the guidance of ASC 310-30. Information related to these loans as of the dates indicated is provided in the following table.

(dollars in thousands)	June 30, 2013	December 31, 2012
Contract principal balance	$4,867	$16,718
Accretable discount	-	(476)
Nonaccretable discount	(89)	(165)
Book value of loans	$4,778	$16,077

Investment Securities

The total securities portfolio (excluding restricted securities) was $18.5 million at December 31, 2012 as compared to $22.1 million at June 30, 2013. All securities were designated as available for sale and were recorded at estimated market value.

Amortized cost and fair values of securities available for sale are as follows:

	June 30, 2013
				Estimated
(dollars in thousands)	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
U.S. Government Agencies	$3,358	$88	$-	$3,446
Agency Guaranteed
Mortgage-backed securities	18,970	26	(337)	18,659
Total	$22,328	$114	$(337)	$22,105

	December 31, 2012
				Estimated
(dollars in thousands)	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
U.S. Government Agencies	$3,425	$30	$-	$3,455
Agency Guaranteed
Mortgage-backed securities	15,007	82	(33)	15,056
Total	$18,432	$112	$(33)	$18,511

The portfolio is available to support liquidity needs of BOVA as well as a source of interest income. No sales of available for sale securities occurred during the six months ended June 30, 2013. Sales of available for sale securities were $9.7 million during the year ended December 31, 2012.

As of June 30, 2013 we had unrealized losses of $337 thousand on six of our agency-guaranteed mortgage-backed securities with an aggregate fair value of $6.8 million. All of the unrealized losses are attributable to increases in interest rates and not to credit deterioration. Currently, we do not believe that it is probable that we will be unable to collect all amounts due according to the contractual terms of the investments. Because the decline in market value is attributable to changes in interest rates and not to credit quality and because it is not likely we will be required to sell the investments before recovery of their amortized cost bases, we do not consider these investments to be other-than-temporarily impaired at June 30, 2013.

The following tables set forth the scheduled maturities and average yields of securities available for sale at June 30, 2013:

(dollars in thousands)	Within One Year		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total
U.S. Government Agencies	$-	0.00%	$-	0.00%	$-	0.00%	$3,446	0.00%	$3,446
Agency guaranteed mortgage-backed securities	104	0.83%	-	0.00%	5,028	1.92%	13,527	0.00%	18,659
Total Loans	$104		$-		$5,028		$16,973		$22,105

Deposits and Other Interest-Bearing Liabilities

Beginning in late 2012 and continuing through the first six months of 2013, management has worked extensively to build a more productive sales infrastructure which has resulted in success targeting lower cost transaction accounts. This resulted in a $12.7 million increase in organic checking, savings and money market accounts versus $3.5 million for the same period in 2012.

At June 30, 2013, total deposits were $205.4 million, compared to $154.4 million at December 31, 2012. Establishing institutional funding has provided $40 million in deposit growth at an average cost of .69%. In addition, management has worked extensively to build a more productive sales infrastructure. This has resulted in a $12.7 million increase in organic checking, savings and money market accounts versus $3.5 million during the same period of 2012. The average cost of these funds was .28%. These were derived predominantly from the local retail and commercial market and provide low cost stable funding source for our loan portfolio and other earning assets.

The following table sets forth our deposits by category at the dates indicated.

(dollars in thousands)	June 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
Non-interest bearing demand	$21,338	10.4%	$19,498	12.6%
NOW accounts	13,591	6.6%	14,830	9.6%
Savings and money market accounts	35,902	17.5%	24,563	15.9%
Time deposits - less than $100,000	54,732	26.6%	54,142	35.1%
Time deposits - $100,000 or more	79,795	38.9%	41,395	26.8%
Total deposits	$205,358	100.0%	$154,428	100.0%

The maturity distribution of our time deposits of $100,000 or more and other time deposits at June 30, 2013, is set forth in the following table:

(dollars in thousands)	Time Deposits Less Than $100,000	Time Deposits $100,000 and Greater	Total
Months to maturity:
Three months or less	$10,057	$8,372	$18,429
Over three to twelve months	17,675	22,545	40,220
One to three years	15,640	34,325	49,965
Over three years	11,360	14,553	25,913
Total	$54,732	$79,795	$134,527

Management monitors maturity trends in time deposits as part of its overall asset liability management strategy.

Liquidity and Capital Resources

Liquidity

Liquidity management involves monitoring our sources and uses of funds in order to meet our short-term and long-term cash flow requirements while optimizing profits. Liquidity represents an institution’s ability to meet present and future financial obligations, including through the sale of existing assets or the acquisition of additional funds through short-term borrowings. BOVA’s primary access to liquidity comes from several sources: operating cash flows from payments received on loans and mortgage-backed securities, increased deposits, and cash reserves. BOVA’s secondary sources of liquidity are Federal Funds sold, unpledged securities available for sale, and borrowings from correspondent banks, the FHLB and the Federal Reserve Bank‘s Discount Window. Liquidity strategies are approved and monitored by the Asset/Liability Committee (“ALCO”) of our BOVA Board of Directors.

BOVA’s deposit base grew by 33.0% from $154.4 million at December 31, 2012 to $205.4 million at June 30, 2013. These funds were used to fund the purchase of student loans guaranteed by the U.S. Department of Education and to purchase additional held for sale securities. As it looks to implement other loan growth initiatives for 2013, BOVA has developed several funding strategies, including prudent use of brokered and institutional deposits, to augment core deposit growth and further reduce the cost of funds. Development of several sources of funding beyond core deposit growth ensures maximum liquidity access without dependence on higher cost sources of funds.

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

Borrowings

Throughout 2012 and as of June 30, 2013, BOVA had a $10.0 million committed repo line with a correspondent bank through which borrowings could be made against the pledge of marketable securities subject to mark-to-market valuations and standard collateral borrowing ratios. This line was unused during 2012 and the quarter ended June 30, 2013 and remains fully available. BOVA also maintains a $2.5 million secured line of credit as well as a $2.0 million unsecured line of credit with other correspondent banks that were available for direct borrowings or purchasing Federal Funds.

BOVA is a member of the Federal Home Loan Bank of Atlanta (FHLB), which provides access to additional lines of credit and other products offered by the FHLB. These borrowings are largely secured by BOVA’s loan portfolio. The FHLB maintains a blanket security agreement on qualifying collateral. As of June 30, 2013 and December 31, 2012, BOVA had $10.0 million in secured borrowings outstanding with the FHLB Atlanta against pledged eligible mortgage loan collateral, at a stated interest rate of 1.62%. As of June 30, 2013, BOVA had a total credit availability of $40.1 million at the FHLB which could be accessed through pledging a combination of eligible mortgage loan collateral and investment securities. The FHLB offers a variety of floating and fixed rate loans at terms ranging from overnight to 20 years; therefore, BOVA can match borrowings mitigating interest rate risk. BOVA is also a member in good standing with the Federal Reserve Bank System and has approved access to the Federal Reserve Bank Discount Window where it can borrow short-term funds against the pledge of loans and securities.

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

Quantitative measures established by regulation to ensure capital adequacy require financial institutions to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). At June 30, 2013 and December 31, 2012, BOVA met all capital adequacy requirements to which it was subject. BOVA is also required to maintain capital at a minimum level as a proportion of quarterly average assets, which is known as the leverage ratio. The minimum levels to be considered well-capitalized are 5% for tier 1 leverage ratio, 6% for tier 1 risk-based capital ratio, and 10% for total risk-based capital ratio. BOVA experienced a decline in capital ratios in 2013 primarily as a result of “push down” purchase accounting adjustments based on the Company’s acquisition of BOVA in 2010, and also as a result of BOVA’s increase in assets, particularly guaranteed student loans.

BOVA exceeded all the regulatory capital requirements at the dates indicated and was considered well-capitalized, as set forth in the following table.

(dollars in thousands)	June 30, 2013	December 31, 2012
Tier 1 capital	$13,690	$14,939
Tier 2 capital	1,562	1,515
Total qualifying capital	15,252	16,454
Total risk-adjusted assets	$133,148	$113,321

Tier 1 leverage ratio	5.4%	8.7%
Tier 1 risk-based capital ratio	10.3%	12.3%
Total risk-based capital ratio	11.5%	13.6%

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

At June 30, 2013, BOVA’s cumulative gap to assets was (0.2%) compared to 5.5% at December 31, 2012. Gap estimates earning at risk by measuring the difference between the volume of assets repricing and the volume of liabilities repricing within a given time period or periods.

Application of a 200 basis point rate increase would result in a 1.33% increase in net interest income at June 30, 2013, as compared to a 3.54% increase at December 31, 2012. A 200 basis point rate increase would result in the appreciation of the Bank’s equity value by 2.13% at June 30, 2013, compared to a 1.46% increase in appreciation at December 31, 2012.

The Bank is asset sensitive. If interest rates do rise within the next twelve months, interest-earning assets will reprice at higher rates and with greater sensitivity than the Bank’s interest-bearing liabilities. The result would be that interest income will rise faster than interest expense, and net interest will likely increase.

Off-Balance Sheet Risk/Commitments and Contingencies

Through our operations, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2013, we had issued commitments to extend credit of $16.4 million through various types of commercial and consumer lending arrangements. The majority of these commitments to extend credit had variable rates.

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

The following table presents unfunded loan commitments outstanding as of June 30, 2013:

(dollars in thousands)	June 30, 2013
Commercial lines of credit	$12,011
Home equity lines of credit	3,675
Other consumer	165
Letters of credit	535
$16,386

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

For loans without individual measures of impairment which are loans graded special mention or better, we make estimates of losses for pools of loans grouped by similar characteristics, including the type of loan as well as the assigned loan classification. A loss rate reflecting the expected loss inherent in a group of loans is derived based upon historical rates by call report loan type. The resulting estimate of losses for pools of loans is adjusted for relevant environmental factors and other conditions of the portfolio of loans, including: borrower and industry concentrations; levels and trends in delinquencies, charge-offs and recoveries; changes in underwriting standards and risk selection; level of experience, ability and depth of lending management; and national and local economic conditions.

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

The information required by this Item 3 is incorporated by reference to information appearing in the MD&A Section of this Quarterly Report on Form 10-Q, more specifically in the sections entitled “Interest Rate Sensitivity” and “Liquidity Contingency Plan”.

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

Part II. Other Information

Item 1. Legal Proceedings

The Company is currently a defendant in various legal actions and asserted claims in the normal course of business. Although the Company and legal counsel are unable to assess the ultimate outcome of each of these matters with certainty, they are of the belief that the resolution of these actions should not have a material adverse effect on the financial position, results of operations, or cash flows of the Company.

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on April 1, 2013. As of June 30, 2013, the risk factors of the Company have not materially changed from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	Cordia did not repurchase any of its stock during the quarter ended June 30, 2013 and did not have any outstanding repurchase authorizations during that period.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Acting Chief Financial Officer and Principal Financial Officer
32	Section 1350 Certification
101.1*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL(Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

* Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORDIA BANCORP INC.

August 14, 2013	/s/ Jack Zoeller
Jack Zoeller
President and Chief Executive Officer

August 14, 2013	/s/ David Bushnell
David Bushnell
Acting Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Acting Chief Financial Officer and Principal Financial Officer
32	Section 1350 Certification
101.1*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

* Furnished, not filed.

