Form 10-Q
period 2013-09-30
Cordia Bancorp Inc
filed 2013-11-14
CIK 1466292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

As of November 14, 2013, there were 2,775,802 shares of common stock outstanding.

Financial Information
		Page
PART I

Item 1.	Consolidated Financial Statements (Unaudited)
	Consolidated Balance Sheets	2
	Consolidated Statements of Operations	3
	Consolidated Statements of Comprehensive Income (Loss)
	Consolidated Statements of Changes in Stockholders’ Equity	5
	Consolidated Statements of Cash Flows	6
	Notes to Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	61

Item 4.	Controls and Procedures	61

PART II

Other Information

Item 1.	Legal Proceedings	61
Item 1A.	Risk Factors	61
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	61
Item 3.	Defaults Upon Senior Securities	62
Item 4.	Mine Safety Disclosures	62
Item 5.	Other Information	62
Item 6.	Exhibits	62

Signatures		63

Consolidated Balance Sheets
As of September 30, 2013 and December 31, 2012
(dollars in thousands, except share and per share amounts)

	2013	2012
	(unaudited)	(audited)
Assets
Cash and due from banks	$6,893	$4,234
Federal funds sold and interest-bearing deposits with banks	15,889	7,747
Total cash and cash equivalents	22,782	11,981
Securities available for sale, at fair market value	29,807	18,511
Restricted securities	1,071	1,156
Loans held for sale	-	28,949
Loans, net of allowance for loan losses of $1,517 and $2,110 at September 30, 2013 and December 31, 2012, respectively	171,272	110,960
Premises and equipment, net	4,512	4,392
Accrued interest receivable	1,335	419
Other real estate owned, net of valuation allowance	1,545	1,768
Other assets	648	560

Total assets	$232,972	$178,696

Liabilities and Stockholders' Equity

Deposits
Non-interest-bearing	$21,719	$19,498
Savings and interest-bearing demand	59,546	39,393
Time, $100,000 and over	75,023	41,395
Other time	52,620	54,142
Total deposits	208,908	154,428

Accrued expenses and other liabilities	897	1,129
FHLB borrowings	10,000	10,000
Total liabilities	219,805	165,557

Stockholders' Equity
Common stock:
Common stock - 120,000,000 shares authorized, $0.01 par value, 2,775,802 issued and outstanding at September 30, 2013 (excludes 578,125 unvested restricted shares), 2,077,605 issued and outstanding December 31, 2012 (excludes 578,125 unvested restricted shares)	28	21
Undesignated - 80,000,000 authorized, none issued	-	-
Additional paid-in capital	18,606	14,428
Retained deficit	(5,011)	(5,701)
Accumulated other comprehensive income (loss)	(456)	56
Total stockholders' equity - Cordia	13,167	8,804
Noncontrolling interest	-	4,335
Total stockholders' equity	13,167	13,139
Total liabilities and stockholders' equity	$232,972	$178,696

See Notes to Consolidated Financial Statements

Consolidated Statements of Operations
For the Three and Nine-month Periods Ended September 30, 2013 and 2012
(dollars in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest Income:
Interest and fees on loans	$2,182	$1,950	$7,277	$5,672
Investment securities	123	42	265	225
Interest on federal funds sold and deposits with banks	19	23	63	49
Total interest income	2,324	2,015	7,605	5,946

Interest Expense:
Interest on deposits	415	402	1,233	1,148
Interest on FHLB borrowings	42	-	123	18
Total interest expense	457	402	1,356	1,166
Net Interest Income	1,867	1,613	6,249	4,780
Provision for (recovery of) loan losses	(23)	438	111	205
Net interest income after provision for (recovery of) loan losses	1,890	1,175	6,138	4,575

Non-interest Income:
Service charges on deposit accounts	31	31	93	101
Net gain on sale of available for sale securities	-	-	-	42
Other fee income	51	37	122	108
Total non-interest income	82	68	215	251

Non-interest Expense:
Salaries and employee benefits	991	961	3,149	2,702
Occupancy expense	137	142	427	420
Equipment expense	53	75	158	226
Data processing expense	105	94	310	314
Marketing expense	9	19	32	72
Gain on sale of other real estate	(36)	-	(36)	(59)
Other real estate expenses	5	83	33	125
Legal and professional fees	66	115	339	382
Bank franchise tax	13	24	59	71
FDIC insurance assessments	87	89	247	269
Student loan administrative expenses	75	-	169	-
Other operating expenses	259	208	776	750
Total non-interest expenses	1,764	1,810	5,663	5,272

Consolidated net income (loss) before noncontrolling interest in net income of consolidated subsidiary	208	(567)	690	(446)
Less: Noncontrolling interest in net income (loss) of consolidated subsidiary	-	(118)	-	(21)
Net income (loss) attributable to Cordia Bancorp Inc.	$208	$(449)	$690	$(425)

Income(Loss) per share, basic and diluted	$0.07	$(0.26)	$0.27	$(0.27)
Weighted Average Shares Outstanding, basic and diluted	2,775,802	1,753,994	2,549,815	1,592,068

See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income (Loss)
For the Three-month and Nine-month Periods Ended September 30, 2013 and 2012
(dollars in thousands)
(Unaudited)

	Cordia Bancorp	Non- controlling Interest	Total
Net loss, three-month period ended September 30, 2012	$(449)	$(118)	$(567)
Unrealized gains on available-for -sale securities:
Unrealized holding gains during the period	22	13	35
Other comprehensive income	22	13	35

Comprehensive loss, three-month period ended September 30, 2012	$(427)	$(105)	$(532)

Net income, three-month period ended September 30, 2013	$208	$-	$208
Unrealized losses on available-for -sale securities:
Unrealized holding losses during the period	(233)	-	(233)
Other comprehensive loss	(233)	-	(233)

Comprehensive loss, three-month period ended September 30, 2013	$(25)	$-	$(25)

Net loss, nine-month period ended September 30, 2012	$(425)	$(21)	$(446)
Unrealized gains on available-for -sale securities:
Unrealized holding gains during the period	51	32	83
Reclassification adjustment for realized gains	(25)	(17)	(42)
Other comprehensive income	26	15	41

Comprehensive loss, nine-month period ended September 30, 2012	$(399)	$(6)	$(405)

Net income, nine-month period ended September 30, 2013	$690	$-	$690
Unrealized losses on available-for -sale securities:
Unrealized holding losses during the period	(512)	-	(512)
Other comprehensive loss	(512)	-	(512)

Comprehensive income, nine-month period ended September 30, 2013	$178	$-	$178

See Notes to Consolidated Financial Statements

Consolidated Statement of Changes in Stockholders' Equity
For the Nine Months Ended September 30, 2013 and 2012
(dollars in thousands)
(Unaudited)

							Accumulated
					Additional		Other	Non-
	Cordia Stock				Paid-in	Retained	Comprehensive	controlling
	Series A	Series B	Series C	Common	Capital	Defict	Income (Loss)	Interest	Total
Balance December 31, 2011	$4	$11	$-	$-	$11,760	$(5,157)	$22	$4,495	$11,135

Conversion of Series A and B to general common stock	(4)	(11)	-	15					-
Common stock issued, net of stock issuance costs			5	-	2,568				2,573
Net loss	-	-	-	-	-	(425)	-	(21)	(446)
Other comprehensive income	-	-	-	-	-	-	26	15	41

Balance September 30, 2012	$-	$-	$5	$15	$14,328	$(5,582)	$48	$4,489	$13,303

Balance December 31, 2012	$-	$-	$-	$21	$14,428	$(5,701)	$56	$4,335	$13,139

Exchange of Bank of Virginia									-
common stock for Cordia									-
common stock, net of stock issuance costs	-	-	-	7	4,121	-	-	(4,335)	(207)
Stock based compensation	-	-	-	-	57	-	-	-	57
Net income	-	-	-	-	-	690	-	-	690
Other comprehensive loss	-	-	-	-	-	-	(512)	-	(512)

Balance September 30, 2013	$-	$-	$-	$28	$18,606	$(5,011)	$(456)	$-	$13,167

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2013 and 2012
(dollars in thousands)
(Unaudited)

	2013	2012
Cash Flows From Operating Activities:
Net income (loss)	$690	$(446)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Net amortization of premium on investment securities	109	141
Depreciation and amortization, net	367	169
Provision for loan losses	111	205
Net change in loans held for sale	28,949	-
Gain on sale of available for sale securities	-	(42)
Gain on sale of OREO	(36)	(59)
Stock-based compensation expense	57	-
Change in assets and liabilities:
(Increase) in accrued interest receivable	(916)	(41)
(Increase) in other assets	(88)	(34)
Decrease in accrued expense and other liabilities	(232)	(43)
Net cash provided by (used in) operating activities	29,011	(150)

Cash Flows From Investing Activities:
Purchases of securities available for sale	(18,458)	-
Redemptions of restricted securities, net	85	499
Proceeds from sales/maturities of available for sale securities	3,618	5,954
Proceeds from sale of OREO	259	713
Payments on mortgage-backed securities	2,923	5,323
Net increase in loans	(60,423)	(3,489)
Purchases of premises and equipment	(487)	(175)
Net cash provided by (used in) investing activities	(72,483)	8,825

Cash Flows From Financing Activities:
Common stock issued	7	2,573
Net increase in demand, savings, interest-bearing checking and money market deposits	22,374	10,427
Net increase (decrease) in time deposits	32,106	(3,579)
Stock issuance costs	(214)	-
Repayment of FHLB advance	-	(5,000)
Net cash provided by financing activities	54,273	4,421

Net increase in cash and cash equivalents	10,801	13,096

Cash and cash equivalents, beginning of period	11,981	27,417

Cash and cash equivalents, end of period	$22,782	$40,513

Supplemental disclosure of cash flow information
Cash payments for interest	$1,380	$1,901
Supplemental disclosure of noncash investing activities
Fair value adjustment for securities	$(512)	$41
Other real estate transfers from loans	$-	$1,025

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

In March 2013, the Company completed a share exchange with the Bank resulting in the Bank becoming a wholly owned subsidiary of the Company. Under the terms of the Agreement and Plan of Share Exchange between the Company and the Bank, each outstanding share of the Bank’s common stock owned by persons other than the Cordia investors was exchanged for 0.664 of a share of the Company’s common stock. Effective April 1, 2013, shares of the Company’s stock were listed on the Nasdaq Stock Market under the symbol “BVA”. As a result of the reorganization, the Company had 2,778,677 and  2,775,802 shares of common stock outstanding (excluding 578,125 unvested restricted shares) at March 31, 2013 and September 30, 2013, respectively. The Company owned 100.0% of the Bank’s shares as of September 30, 2013, compared to 67.4% ownership at December 31, 2012.

Cordia’s principal business is the ownership of BOVA. Because Cordia does not have any business activities separate from the operations of BOVA, the information in this document regarding the business of Cordia reflects the activities of Cordia and BOVA on a consolidated basis. References to “we” and “our” in this document refer to Cordia and BOVA, collectively.

As of December 31, 2011, the authorized common shares of the Company were comprised of 60 million shares of series A, 60 million shares of series B and 80 million undesignated shares. On July 27, 2012, after approval by a shareholder vote in June 2013, an amendment was filed that reclassified Series A and Series B as common shares and designated 5 million shares of Series C. Effective December 31, 2012, the Series C shares reverted to common shares. Therefore, at December 31, 2012 and September 30, 2013, the Company is authorized to issue 120 million shares of common stock and 80 million undesignated shares.

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

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments consisting of normal recurring accruals necessary to present fairly Cordia Bancorp Inc.’s financial position as of September 30, 2013, the consolidated statements of operations and comprehensive income (loss) for the three month and nine month periods ended September 30, 2013 and 2012 and the consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012. These financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore, do not include all disclosures and notes required by generally accepted accounting principles. The financial statements include the accounts of Cordia Bancorp Inc. and subsidiary, and all significant intercompany accounts and transactions have been eliminated. Operating results for the three month and nine month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. Certain prior year amounts have been reclassified to conform to current year presentations.

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

(d) Loans Held for Sale

Secondary market mortgage loans are designated as held for sale at the time of their purchase from their originator. These loans are pre-sold with servicing released and the Company does not retain any interest after the loans are sold. These loans consist primarily of fixed-rate, single-family residential mortgage loans which meet the underwriting guidelines of certain government–sponsored enterprises (conforming loans). In addition, the Company requires a firm purchase commitment from one of these enterprises before a loan can be committed, thus limiting interest rate risk. Loans held for sale are carried at the lower of cost or fair value. Gains on sales of loans are recognized at the loan closing date and are included in noninterest income. At September 30, 2013, the Company held no loans classified as held for sale.

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

The Company was licensed by the U.S. Department of Education as a rehabilitated student lender effective November 2012. In the first quarter of 2013, the Company began purchasing rehabilitated student loans guaranteed by the U.S. Department of Education. The guarantee covers approximately 98% of principal and accrued interest. The unguaranteed principal balance of these loans was approximately $992 thousand at September 30, 2013.

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

In situations where, for economic or legal reasons related to a borrower’s financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a troubled debt restructuring (TDR). Management strives to identify borrowers in financial difficulty early on and work with them to modify their loan to more affordable terms. These modified terms may include rate reductions, principal forgiveness, payment forbearance, re-amortization, and other actions intended to minimize economic loss and avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring. There were five loans with an aggregate principal balance of $2.1 million classified as TDRs as of September 30, 2013. There were four loans with an aggregate principal balance of $2.0 million classified as TDRs as of December 31, 2012.

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

(f) Allowance for Loan Losses

The allowance for loan losses (ALL) is increased by charges to income and decreased by charge-offs, net of recoveries. The allowance is established and maintained at a level management deems adequate to cover losses inherent in the portfolio as of the balance sheet date and is based on management’s evaluation of the risks in the loan portfolio and changes in the nature and volume of loan activity. There are risks inherent in all loans, so an allowance is maintained for loans to absorb probable losses on existing loans that may become uncollectible. The allowance is established and maintained based on losses which have occurred historically in that particular loan type through a provision for loan losses charged to earnings, which increases the balance of the allowance. Loan losses forall segments are charged against the allowance when management believes the uncollectability of a loan is confirmed, which decreases the balance of the allowance. Subsequent recoveries, if any, are credited back to the allowance.

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

The specific reserve component of the allowance relates to loans that are classified as either substandard or worse. For such loans, specific allowance is established. The evaluation of the need for a specific reserve involves an analysis of those loans’ repayment capacity from both primary (cash flow) and secondary (real estate and non real estate collateral or guarantors) sources and making specific reserve allocations to loans that exhibit inherent well-defined weaknesses and various highly elevated credit risk factors. All available collateral is analyzed and valued. The analysis is compared to the aggregate related exposure, giving consideration to the Company’s lien position and other actual and contingent obligations of the borrower. The value of any loan guarantors is weighted based on an analysis of the guarantor’s net worth, including liabilities, liquid assets, annual cash flows and total contingent liabilities.

The impairment of a loan occurs when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. We do not consider a loan impaired during a period of insignificant delay in payment if we expect the ultimate collection of all amounts due. Impairment is measured as the difference between the recorded investment in the loan and the evaluation of the present value of expected future cash flows or the observable market price of the loan or collateral value, net of estimated costs to dispose, of the impaired loan when that cash flow or collateral value is lower than the carrying value of that loan. Loans that are collateral dependent, that is, loans where repayment is expected to be provided solely or primarily by the underlying collateral, and for which management has determined foreclosure is probable, are measured for impairment based on the fair value of the collateral as described above.

The general component covers pass rated loans and special mention loans and is based on historical loss experience adjusted for qualitative factors.

The model estimates future loan losses by analyzing historical loss experience and other trends within the portfolio, including trends in delinquencies and charge-offs, changes in the growth rate, size and composition of the loan portfolio, particularly the level of special mention rated loans, the level of past due loans, the level of HELOCs and home equity loans and commercial real estate loans in aggregate and as a percentage of capital, and industry information.

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

(h) Other Real Estate Owned

Assets acquired through loan foreclosure are held for sale. They are initially recorded at fair market value on the date of foreclosure, less estimated selling costs thus establishing a new cost basis. Subsequent to foreclosure, valuations of the assets are periodically performed by management. Adjustments are made to the lower of the carrying amount or fair market value of the assets less selling costs. Revenue and expenses from operations are included in net expenses from foreclosed assets. The Company’s investment in foreclosed assets totaled $1.5 million and $1.8 million at September 30, 2013 and December 31, 2012, respectively.

(i) Goodwill and Other Intangibles

FASB ASC 805, Business Combinations, requires that the acquisition method of accounting be used for all business combinations. With acquisitions, the Company is required to record assets acquired, including any intangible assets, and liabilities assumed at fair value, which involves relying on estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analysis or other valuation methods. The Company records goodwill per ASC 350, Intangibles-Goodwill and Others. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value-based test. Additionally, under ASC 350, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the assets can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful lives. Goodwill was determined to be impaired in December 2011 at the annual impairment evaluation and, therefore, was written off. Core deposit intangibles of $148 thousand and $175 thousand are included in other assets as of September 30, 2013 and December 31, 2012, respectively.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the positions taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is recognized as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. No such liability has been recorded as of September 30, 2013 or December 31, 2012.

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

Options to purchase 122 thousand shares of the Company’s common stock were not included in the computation of earnings per share because the share awards exercise prices exceeded the average market price of the Company’s common stock during all periods presented and, therefore, the effect would be anti-dilutive.

The calculation for basic and diluted earnings per common share for the three-months and nine-months ended September 30, 2013 and 2012 is as follows:

	Three Months Ending September 30,		Nine Months Ending September 30,
(dollars in thousands, except per share data)	2013	2012	2013	2012

Net income (loss) attributable to Company	$208	$(449)	$690	$(425)

Weighted Average Shares Outstanding, basic and diluted	2,775,802	1,753,994	2,549,815	1,592,068

Basic and diluted income (loss) per common share	$0.07	$(0.26)	$0.27	$(0.27)

(n) Stock Option Plan

The costs resulting from all share-based payments to employees is recognized in the financial statements. Stock-based compensation is estimated at the date of grant, using the Black-Scholes option valuation model for determining fair value. The Company recognized stock-based compensation expense of $57 thousand and $25 thousand during the nine months ended September 30, 2013 and 2012, respectively.

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

(q) Reclassification

In certain circumstances, reclassifications have been made to prior period information to conform to the 2013 presentation. Such reclassifications had no effect on previously reported stockholders equity or net income or loss.

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

In July 2013, the FASB issued ASU 2013-10, “Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.” The amendments in this ASU permit the Fed Funds Effective Swap Rate (also referred to as the Overnight Index Swap Rate) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to interest rates on direct Treasury obligations of the U.S. government and the London Interbank Offered Rate. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate under Topic 815. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The amendments in this Update provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of the new guidance is not expected to have a material impact on the Company's consolidated financial statements.

Note 2.       Business Combination

On December 10, 2010, the Company purchased 1,355,263 newly issued shares of the common stock of the BOVA, which gave it a 59.8% ownership interest. In accordance with ASC 805-10, this transaction is considered a business combination. Under the acquisition method of accounting, the assets and liabilities of the Bank were marked to fair value and goodwill was recorded for the excess of consideration paid over net fair value received. Based on the consideration paid and the fair value of the assets received and the liabilities assumed, goodwill of $5.9 million was recorded. Goodwill was determined to be impaired in its entirety during the fourth quarter of 2011. In addition to goodwill, other assets and liabilities of the BOVA were marked to their respective fair value as of December 10, 2010.

Through March 29, 2013, these estimated fair values differed substantially in some cases from the carrying amounts of the assets and liabilities reflected in the financial statements of BOVA which, in most cases were valued at historical cost. Subsequent to December 31, 2012, the Company’s fair value adjustments were amortized over the expected life of the related asset or liability or otherwise adjusted as required by GAAP. Subsequent to March 29, 2013, the Company’s fair value adjustments were reflected identically in the Bank’s financial statements.

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

In addition, the increase to a 100% ownership percentage of BOVA by Cordia has impacted the accounting of both entities. All of Cordia’s purchase accounting adjustments are now recorded in the BOVA financial statements and the Cordia financial statements will no longer reflect adjustments for non-controlling interest.

The amortization of the acquisition accounting adjustments had the following impact on the consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ending September 30,
(dollars in thousands)	2013	2012	2013	2012

Loans	$103	$70	$585	$522
Investment securities	-	(27)	-	(297)
Property and equipment	2	2	6	6
Core deposit intangibles	(9)	(9)	(27)	(27)
Time deposits	41	139	145	487
FHLB advances	-	21	-	113
Building lease obligation	23	24	70	70
Net impact to net income	$160	$220	$779	$874

Note 3.       Securities

Amortized cost and fair values of securities available for sale at September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013
				Estimated
(dollars in thousands)	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
U.S. Government Agencies	$7,139	$75	$(47)	$7,167
Agency Guaranteed
Mortgage-backed securities	23,124	37	(521)	22,640
Total	$30,263	$112	$(568)	$29,807

	December 31, 2012
				Estimated
(dollars in thousands)	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
U.S. Government Agencies	$3,425	$30	$-	$3,455
Agency Guaranteed
Mortgage-backed securities	15,007	82	(33)	15,056
Total	$18,432	$112	$(33)	$18,511

The amortized cost and fair value of securities available for sale as of September 30, 2013, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties. They are as follows:

(dollars in thousands)	Amortized Cost	Estimated Fair value

1 year or less	$55	$58
Over 1 year through 5 years	-	-
Over 5 years through 10 years	4,846	4,529
Over 10 years	25,362	25,220
Total	$30,263	$29,807

Management does not believe any individual unrealized loss positions as of September 30, 2013 represent other-than-temporary impairment. Management evaluates securities for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (i) the intent of the Company to sell the security, (ii) whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, and (iii) whether the Company expects to recover the securities’ entire amortized cost basis regardless of the Company’s intent to sell the security. Furthermore, the Company believes the value is attributable to changes in market interest rates and not the credit quality of the issuer.

Unrealized losses on investments at September 30, 2013 and December 31, 2012 were as follows:

(dollars in thousands)
Unrealized Losses on Securities
September 30, 2013
	Less than 12 Months		12 Months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government Agencies	$-	$-	$3,766	$(47)	3,766	(47)
Agency Guaranteed
Mortgage-backed securities	16,836	(521)	-	-	16,836	(521)
Total	$16,836	$(521)	$3,766	$(47)	$20,602	$(568)

Unrealized Losses on Securities
December 31, 2012
	Less than 12 Months		12 Months or longer		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Agency Guaranteed
Mortgage-backed securities	$3,696	$(33)	$-	$-	$3,696	$(33)
Total	$3,696	$(33)	$-	$-	$3,696	$(33)

All of the unrealized losses are attributable to increases in interest rates and not to credit deterioration. Currently, the Company does not believe it will be unable to collect all amounts due according to the contractual terms of the investments. Because the decline in market value is attributable to changes in interest rates and not to credit quality and because it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2013.

There were no held to maturity securities at September 30, 2013 and December 31, 2012.

Mortgage-backed securities with a combined market value of $2.1 million and $2.0 million were pledged to secure public funds with the Commonwealth of Virginia at September 30, 2013 and December 31, 2012, respectively. In addition, $3.1 million and $2.9 million of mortgage-backed securities were pledged to cover a relationship with our main correspondent bank as of September 30, 2013 and December 31, 2012, respectively.

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

Below is a table that exhibits the loans by class.

	Composition of Loan Portfolio
(dollars in thousands)	September 30, 2013	December 31, 2012
Commercial Real Estate:
Acquisition, Development and Construction	$3,561	$3,313
Non-owner Occupied	31,809	30,747
Owner Occupied	50,592	39,570
Commercial & Industrial	20,388	23,488
Guaranteed student loans	51,293	-
Consumer:
Residential Mortgage	7,600	7,260
HELOC	7,147	8,395
Other	399	297
Total Loans	$172,789	$113,070
Allowance for Loan Losses	(1,517)	(2,110)
Total Loans, net of allowance	$171,272	$110,960

Loans Acquired with Evidence of Deterioration in Credit Quality

Acquired in the acquisition of Bank of Virginia, and included in the table above, are loans acquired with evidence of deterioration in credit quality. These loans are accounted for under the guidance ASC 310-30. Information related to these loans is as follows:

(dollars in thousands)	September 30, 2013	December 31, 2012

Contract principal balance	$4,823	$16,718
Accretable discount	-	(476)
Nonaccretable discount	(89)	(165)

Book value of loans	$4,734	$16,077

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

	Nine Months Ending September 30,
	2013		2012
(dollars in thousands)	Accretable Discount	Nonaccretable Discount	Accretable Discount	Nonaccretable Discount

Beginning balance	$476	$165	$366	$1,290
Charge-offs related to loans covered by ASC 310-30	-	-	-	(45)
Transfers to accretable discount	76	(76)	363	(363)
Discount accretion	(552)	-	(370)	-
Ending balance	$-	$89	$359	$882

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

	Nine Months Ending September 30,
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

The effectiveness of the process of estimating the ALL depends on a high degree of accuracy in the risk rating assigned to individual credits. Through this process, loans adversely risk rated are evaluated for impairment based on ASC 310-40. The following is a summary of the risk rating definitions the Company uses to assign a risk grade to each loan within the portfolio:

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

Grade 3 - Satisfactory
Loans to persons and businesses with acceptable financial condition that carry above average probabilities of default. Borrower’s exhibit adequate cash flow to service debt and have acceptable levels of leverage.

Grade 4 - Pass
Loans to persons and businesses with a lack of stability in the primary source of repayment or temporary weakness in their balance sheet or earnings. These loans carry average probabilities of default. These borrowers generally have higher leverage and less liquidity than loans rated 3-Satisfactory.

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

Grade 8 – Loss	Borrower is deemed incapable of repayment of the entire principal. A charge off is required for the portion of principal management has deemed it will not be repaid.

The following is the distribution of loans by credit quality and segment as of September 30, 2013:

Loan Amount as of September 30, 2013
(dollars in thousands)	Commercial Real Estate			Commercial	Guaranteed	Consumer
Credit Quality	Acq - Dev	Non-Owner	Owner	&	Student	Residential
by Class	Construction	Occupied	Occupied	Industrial	Loans	Mortgage	HELOC	Other	Total
1 Highest Quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
2 Above Average Quality	-	3,890	3,012	1,529	51,293	86	208	259	60,277
3 Satisfactory	434	8,868	24,284	7,312	-	4,337	3,497	59	48,791
4 Pass	2,187	17,735	15,190	8,762	-	2,494	2,212	81	48,661
5 Special Mention	306	129	5,020	1,852	-	486	641	-	8,434
6 Substandard	273	672	264	397	-	153	133	-	1,892
7 Doubtful	-	-	-	-	-	-	-	-	-
	$3,200	$31,294	$47,770	$19,852	$51,293	$7,556	$6,691	$399	$168,055

Loans acquired with deteriorating credit quality	361	515	2,822	536	-	44	456	-	4,734
Total loans	$3,561	$31,809	$50,592	$20,388	$51,293	$7,600	$7,147	$399	$172,789

The following is the distribution of loans by credit quality and segment as of December 31, 2012:

Loan Amount as of December 31, 2012
(dollars in thousands)	Commercial Real Estate			Commercial	Guaranteed	Consumer
Credit Quality	Acq - Dev	Non-Owner	Owner	&	Student	Residential
by Class	Construction	Occupied	Occupied	Industrial	Loans	Mortgage	HELOC	Other	Total
1 Highest Quality	$-	$-	$-	$-	$-	$-	$-	$1	$1
2 Above Average Quality	-	-	3,082	1,088	-	119	86	3	4,378
3 Satisfactory	392	6,261	19,727	6,598	-	4,074	3,969	186	41,207
4 Pass	319	13,094	9,649	12,215	-	1,844	2,263	69	39,453
5 Special Mention	-	5,769	1,668	1,351	-	684	274	16	9,762
6 Substandard	-	188	481	570	-	32	347	22	1,640
7 Doubtful	-	-	-	-	-	-	552	-	552
	$711	$25,312	$34,607	$21,822	$-	$6,753	$7,491	$297	$96,993

Loans acquired with deteriorating credit quality	2,602	5,435	4,963	1,666	-	507	904	-	16,077
Total loans	$3,313	$30,747	$39,570	$23,488	$-	$7,260	$8,395	$297	$113,070

A summary of the balances of loans outstanding by days past due, including accruing and non-accruing loans by portfolio class as of September 30, 2013 was as follows:

Loans Past Due by Portfolio Class
September 30, 2013
(dollars in thousands)	Commercial Real Estate			Commercial	Guaranteed	Consumer
	Acq - Dev	Non-Owner	Owner	&	Student	Residential
	Construction	Occupied	Occupied	Industrial	Loans	Mortgage	HELOC	Other	Total
30-89 days	$-	$-	$-	$-	$5,373	$-	$-	$-	$5,373
>90 days	633	-	1,974	635	19,596	44	29	-	22,911
Total past due	633	-	1,974	635	24,969	44	29	-	28,284
Current	2,928	31,809	48,618	19,753	26,324	7,556	7,118	399	144,505
Total loans	$3,561	$31,809	$50,592	$20,388	$51,293	$7,600	$7,147	$399	$172,789
>90 days still accruing	$-	$-	$-	$-	$19,596	$-	$-	$-	$19,596

A summary of the balances of loans outstanding by days past due, including accruing and non-accruing loans by portfolio class as of December 31, 2012 was as follows:

Loans Past Due by Portfolio Class
December 31, 2012
(dollars in thousands)	Commercial Real Estate			Commercial	Guaranteed	Consumer
	Acq - Dev	Non-Owner	Owner	&	Student	Residential
	Construction	Occupied	Occupied	Industrial	Loans	Mortgage	HELOC	Other	Total
30-89 days	$-	$480	$-	$139	$-	$-	$30	$-	$649
>90 days	420	-	2,599	740	-	180	739	-	4,678
Total past due	420	480	2,599	879	-	180	769	-	5,327
Current	2,893	30,267	36,971	22,609	-	7,080	7,626	297	107,743
Total loans	$3,313	$30,747	$39,570	$23,488	$-	$7,260	$8,395	$297	$113,070
>90 days still accruing	$-	$-	$-	$-	$-	$-	$-	$-	$-

Non-accrual Loans

Loans are placed on nonaccrual status when management believes the collection of the principal and interest is doubtful. A delinquent loan is generally placed on nonaccrual status when:

⋅      principal and/or interest is past due for 90 days or more, unless the loan is well-secured or in the process of collection;
⋅      the financial strength of the borrower or a guarantor has materially declined;
⋅      collateral value has declined; or
⋅      other facts that would make the repayment in full of principal and interest unlikely.

In the case of Government Guaranteed Student Loans, interest accrues until the date the guaranty is paid. The guarantor’s payment covers approximately 98% of principal and accrued interest. Upon receipt of payment, the unguaranteed portion is charged off to the allowance for loan losses.

Loans placed on nonaccrual status are reported to the Board at its next regular meeting. When a loan is placed on nonaccrual, all interest which has been accrued is charged back against current earnings as a reduction in interest income, which adversely affects the yield on loans in the period of reversal. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably assured.

Loans placed on non-accrual status may, at the lenders discretion, be returned to accrual status after:

⋅      payments are received for a reasonable period in accordance with the loan documents (typically for six months), and any doubt as to the loan's full collectability has been removed; or
⋅      the troubled loan is restructured and, evidenced by a credit evaluation of the borrower's financial condition, the prospects for full payment are good.

When a loan is returned to accrual status after restructuring, the pre-restructuring risk rating is maintained until a satisfactory payment history is re-established. Returning non-accrual loans to an accrual status requires the prior written approval of the Chief Credit Officer.

A summary of non-accrual loans by portfolio class is as follows:

	Nonaccrual Loans
	September 30,	December 31,
(dollars in thousands)	2013	2012
Commercial Real Estate:
Acquisition, Development and Construction	$633	$420
Non-owner Occupied	-	-
Owner Occupied	1,980	2,599
Commercial & Industrial	880	878
Guaranteed Student Loans	-	-
Consumer:
Residential Mortgage	197	180
HELOC	364	1,371
Other Consumer	-	23
Total Loans	$4,054	$5,471

Impaired Loans

All loans that are rated Substandard or worse, or are expected to be down graded to Substandard are assessed as impaired based on well defined weaknesses that threaten the full repayment of principal plus interest and require additional analysis to determine if a specific reserve under ASC 310-40 is required. All loans that are rated Special Mention are presumed not to be impaired unless they are part of a troubled debt restructuring. However, Special Mention rated loans are typically evaluated for the following adverse characteristics that may indicate further analysis is warranted before completing an assessment of impairment:

⋅      a loan is 60 days or more delinquent on scheduled principal or interest;
⋅      a loan is presently in an unapproved over-advanced position;
⋅      a loan is newly modified; or
⋅      a loan is expected to be modified.

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

Once deemed impaired, the loan is then analyzed for the extent of the impairment. Impairment is the difference between the principal balance of the loan and (i) the discounted expected cash flows from borrower or (ii) the fair market value of the collateral less the costs involved with liquidation (i.e., real estate commissions, attorney costs, etc.). This difference is then reflected as a component in the allowance for loan loss as a specific reserve.

Certain loans were identified and individually evaluated for impairment at September 30, 2013. These impaired loans were not charged with a valuation allowance due to Management’s judgment that the cash flows from the underlying collateral or equity available from guarantors were sufficient to recover the Company’s entire investment.

The following information is a summary of related impaired loans, excluding loans acquired with deteriorating credit quality, presented by portfolio class as of September 30, 2013:

Impaired Loans
As of
September 30, 2013

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With No Related Allowance Recorded:
Commercial Real Estate:
Acquisition, Development and Construction	$188	$188	$-	$265	$12
Non-owner Occupied	2,030	2,030	-	2,346	101
Owner Occupied	263	263	-	270	-
Commercial & Industrial	902	902	-	967	33
Guaranteed student loans	-	-	-	-	-
Consumer:
Residential	153	153	-	125	5
HELOC	133	133	-	136	6
Other	-	-	-	-	-
	$3,669	$3,669	$-	$4,109	$157
With An Allowance Recorded:
Commercial Real Estate:
Acquisition, Development and Construction	$85	$85	$5	$85	$-
Non-owner Occupied	-	-	-	-	-
Owner Occupied	-	-	-	-	-
Commercial & Industrial	-	-	-	-	-
Guaranteed student loans	-	-	-	-	-
Consumer:
Residential	-	-	-	-	-
HELOC	-	-	-	-	-
Other	-	-	-	-	-
	$85	$85	$5	$85	$-

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

Activity in the allowance for loan losses for the nine months ended September 30, 2013 and the year ended December 31, 2012 is summarized below:

Allowance for Loan Losses

	Commercial Real Estate					Consumer
(dollars in thousands)	Acquisition, Development & Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
Balance, December 31, 2012	$229	$231	$350	$782	$-	$50	$457	$11	$2,110
(Charge-offs) recoveries, net	1	-	(286)	18	(66)	-	(365)	(6)	(704)
Provision (recovery)	(121)	10	557	(657)	314	40	(53)	21	111
Balance, September 30, 2013	$109	$241	$621	$143	$248	$90	$39	$26	$1,517

	Commercial Real Estate					Consumer
(dollars in thousands)	Acquisition, Development & Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
Balance, December 31, 2011	$296	$474	$496	$569	$-	$188	$215	$47	$2,285
(Charge-offs) recoveries, net	(16)	(273)	-	(270)	-	(133)	(23)	(48)	(763)
Provision (recovery)	(51)	30	(146)	483	-	(5)	265	12	588
Balance, December 31, 2012	$229	$231	$350	$782	$-	$50	$457	$11	$2,110

A summary of the allowance for loan losses by portfolio segment and impairment evaluation methodology as of September 30, 2013 and December 31, 2012 is as follows:

	Commercial Real Estate					Consumer
	Development & Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
Allowance Ending balances:
Individually evaluated for impairment,
September 30, 2013	$5	$-	$-	$-	$-	$-	$-	$-	$5
Collectively evaluated for impairment,
September 30, 2013	64	241	433	143	248	90	39	26	1,284
Acquired with deteriorating credit quality,
September 30, 2013	40	-	188	-	-	-	-	-	228
Ending balance, September 30, 2013	$109	$241	$621	$143	$248	$90	$39	$26	$1,517

Loan Balances, September 30, 2013
Individually evaluated for impairment	$272	$2,030	$264	$902	$-	$153	$133	$-	$3,754
Collectively evaluated for impairment	2,928	29,264	47,505	18,950	51,293	7,403	6,559	399	164,301
Acquired with deteriorating credit quality	361	515	2,823	536	-	44	455	-	4,734
Ending balance	$3,561	$31,809	$50,592	$20,388	$51,293	$7,600	$7,147	$399	$172,789

Allowance Ending balances:
Individually evaluated for impairment,
December 31, 2012	$-	$-	$-	$33	$-	$-	$405	$-	$438
Collectively evaluated for impairment,
December 31, 2012	29	231	61	744	-	50	9	11	1,135
Acquired with deteriorating credit quality,
December 31, 2012	200	-	289	5	-	-	43	-	537
Ending balance, December 31, 2012	$229	$231	$350	$782	$-	$50	$457	$11	$2,110

Loan Balances, December 31, 2012
Individually evaluated for impairment	$-	$189	$481	$605	$-	$228	$790	$23	$2,316
Collectively evaluated for impairment	711	25,123	34,126	21,217	-	6,525	6,701	274	94,677
Acquired with deteriorating credit quality	2,602	5,435	4,963	1,666		507	904	-	16,077
Ending balance	$3,313	$30,747	$39,570	$23,488	$-	$7,260	$8,395	$297	$113,070

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

During the nine months ended September 30, 2013, one loan was modified in a troubled debt restructuring. At September 30, 2013, five loans with a principal balance outstanding of $2.1 million were identified as troubled debt restructurings. At December 31, 2012, four loans with a principal balance outstanding of $2.0 million were identified as troubled debt restructurings. These loans are included in the impaired loan disclosures at September 30, 2013.

During the three and nine month periods ended September 30, 2013 and 2012, no defaults occurred on loans modified as TDR’s in the preceding (12) months.

The number and outstanding recorded investment of loans entered into under the terms of a TDR are as follows:

(Dollars in thousands)	Nine Months Ended September 30, 2013
			Term Extension
	Number of	Rate	or Other	Pre-Modification	Post-Modification
	Loans	Modification	Modification	Recorded Investment	Recorded Investment
Consumer - Residential Mortgage	1	-	126	126	153
	1	$-	$126	$126	$153

(Dollars in thousands)	Yeard Ended December 31, 2012
			Term Extension
	Number of	Rate	or Other	Pre-Modification	Post-Modification
	Loans	Modification	Modification	Recorded Investment	Recorded Investment
Commercial and Industrial	1	-	311	311	139
	1	$-	$311	$311	$139

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

Commitments to Extend Credit, Standby Letters of Credit, and Financial Guarantees

Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. At September 30, 2013, the fair value of loan commitments and standby letters of credit was deemed to be immaterial and therefore is not included.

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

The carrying value and fair values of financial assets and liabilities are as follows:

	September 30, 2013
(in thousands)			Fair Value Measurements
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$22,782	$22,782	$22,782	$-	$-
Securities available for sale	29,807	29,807	-	29,807	-
Restricted securities	1,071	1,071	-	1,071	-
Loans held for investment	171,272	173,208	-	-	173,208
Interest receivable	1,335	1,335	-	1,335	-

Liabilities
Demand deposits	$21,719	$21,719	$-	$21,719	$-
Savings and interest-bearing deposits	59,546	59,546	-	59,546	-
Time deposits	127,643	124,079	-	124,079	-
FHLB advances	10,000	8,281	-	8,281	-
Interest payable	149	149	-	149	-

	December 31, 2012
(in thousands)			Fair Value Measurements
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$11,981	$11,981	$11,981	$-	$-
Securities available for sale	18,511	18,511	-	18,511	-
Restricted securities	1,156	1,156	-	1,156	-
Loans held for sale	28,949	28,949	-	28,949	-
Loans held for investment	110,960	113,260	-	-	113,260
Interest receivable	419	419	-	419	-

Liabilities
Demand deposits	$19,498	$19,498	$-	$19,498	$-
Savings and interest-bearing deposits	39,393	39,393	-	39,393	-
Time deposits	95,537	98,848	-	98,848	-
FHLB advances	10,000	11,421	-	11,421	-
Interest payable	173	173	-	173	-

The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:

Loans Held for Sale

Loans held for sale are required to be measured at the lower of cost or fair value. These loans consist of residential loans purchased for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data, which is generally not materially different than cost due to the short duration between purchase and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the nine months ended September 30, 2013 or year ended December 31, 2012. At September 30, 2013, no loans were classified as held-for-sale.

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

The following table presents the balances of financial assets measured at fair value on a recurring basis:

(in thousands)	Balance	Level 1	Level 2	Level 3
September 30, 2013
U.S. Government Agencies	$7,167	$-	$7,167	$-
Agency Guaranteed Mortgage-backed securities	$22,640	$-	$22,640	$-

December 31, 2012
U.S. Government Agencies	$3,455	$-	$3,455	$-
Agency Guaranteed Mortgage-backed securities	$15,056	$-	$15,056	$-
Loans held for sale	$28,949	$-	$28,949	$-

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

The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis:

(in thousands)	Balance	Level 1	Level 2	Level 3
September 30, 2013
Impaired loans, net	$80	$-	$-	$80
OREO	$1,545	$-	$-	$1,545

December 31, 2012
Impaired loans, net	$275	$-	$-	$275
OREO	$1,768	$-	$-	$1,768

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2013 and December 31, 2012:

Quantitative Information About Level 3 Fair Value
Measurements for September 30, 2013
Description	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

Impaired Loan - Acquisition Development and Construction	$80	Discounted appraised value	Discount due to foreclosure action	15%

Other real estate owned	$1,545	Discounted appraised value	Discount for lack of marketability	15%

Quantitative Information About Level 3 Fair Value
Measurements for December 31, 2012
Description	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

Impaired Loans:
Commercial and Industrial	$19	Discounted cash flow	Discount rate	63%

Consumer - HELOC		Discounted appraised value	Selling costs	10%
	$256	Discounted appraised value	Discount for lack of marketability	37% to 66% (61%)

Other real estate owned	$1,768	Discounted appraised value	Discount for lack of marketability	16% to 63% (28%)

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

At the 2011 Annual Meeting of the Bank, the Bank’s shareholders approved a new share-based compensation plan (Bank of Virginia 2011 Stock Incentive Plan or the “2011 Plan”). Under this plan, employees, officers and directors of the Bank or its affiliates are eligible to participate. The plan’s intent was to reward employees, officers and directors of the Bank or its affiliates for their efforts, to assist in the long-term retention of service for those who were awarded, as well as align their interests with the Bank. The terms of the 2011 Plan were previously disclosed in the Bank’s definitive proxy materials for the 2011 Annual Meeting of Shareholders filed with the Board of Governors of the Federal Reserve on April 22, 2011. There are 106,240 shares reserved under the 2011 Plan and 26,560 shares reserved under the 2005 Plan. The 2011 Plan did not replace the 2005 Plan. As a result of the share exchange between the Bank and the Company completed on March 29, 2013, the 2005 Plan and 2011 Plan were assumed by the Company.

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

Stock option activity is as follows:

			Wgt. Avg.
		Wgt. Avg.	Remaining	Wgt. Avg.	Aggregate
		Exercise	Contractual	Grant Date	Intrinsic
Januay 1, 2013	Stock Options	Price	Life	Fair Value	Value
Outstanding	77,830	9.68	-	3.13	-
Vested	14,240	19.72	-	6.82	-
Nonvested	63,590	7.43	-	2.31	-

Period Activity
Issued	56,582	5.17	-	1.77	-
Exercised	0	-	-	-	-
Forfeited	11,618	9.90	-	3.11	-
Expired	-	-	-	-	-

As of September 30, 2013
Outstanding	122,794	7.58	8.72	2.51	302
Vested	23,890	14.06	7.51	4.69	-
Nonvested	98,904	6.01	9.02	1.98	302

				Wgt. Avg.
Outstanding:			Wgt. Avg.	Remaining
Range of		Stock Options	Exerciese	Contractual
Exercise Prices		Outstanding	Price	Life
3.83	7.00	94,908	5.40	9.11
7.01	12.00	25,230	10.24	7.99
12.01	60.24	2,656	60.24	1.87
		122,794	7.58	8.72

Exercisable:			Wgt. Avg.
Range of		Stock Options	Exercise
Exercise Prices		Exercisable	Price
3.83	7.00	10,246	5.71
7.01	12.00	10,988	10.69
12.01	60.24	2,656	60.24
		23,890	14.06

Assumptions:	Nine Months Ended	Year Ended December 31,
	September 30, 2013	2012	2011
Expected Volatility	30.0% - 30.0%	25.0% - 25.0%	25.0% - 25.0%
Weighted-Average Volatility	30.00%	25.00%	25.00%
Expected Dividends	0%	0%	0%
Expected Term (In years)	7.0 - 10.0	7.0 - 7.0	7.0 - 7.0
Risk-Free Rate	1.42%	1.12%	1.61%

Total intrinsic value of options exercised:	-
Total fair value of shares vested:	26,613
Weighted-average period over which nonvested awards are expected to be recognized:	1.73	year(s)

On September 16, 2013, the Company’s CFO was granted 10,000 options at an exercise price of $4.41. These options vest in four equal annual installments through September 16, 2017. This was a stand-alone award and was not granted pursuant to the 2011 Plan.

On September 16, 2013, the Company’s CFO was granted 12,500 shares of restricted stock.

Note 7. Other Comprehensive Income

The Company’s only component of accumulated other comprehensive income (loss) is the unrealized gain (loss) on available for sale securities.

The following table presents information on amounts reclassified out of accumulated other comprehensive income, by category, during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2013	2012	2013	2012	Affected Line Item on Consolidated Statement of Operations

Available-for-sale securities
Realized gains on sales of securities	$-	$-	$-	$42	Gain on sale of available-for-sale securities
	$-	$-	$-	$42	Net income

Note 8. Regulatory Oversight and Capital Adequacy

On August 13, 2013, the Federal Reserve Board of Govenors and the State Corporation Commission’s Virginia Bureau of Financial Institutions announced the termination of the Bank’s Written Agreement dated January 14, 2010.

The payment of dividends or repurchase of common stock are subject to prior regulatory approval.

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

Any or all of the forward-looking statements in this report may turn out to be inaccurate. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our respective financial condition, results of operations, business strategy and financial needs. There are important factors that could cause actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements including, but not limited to, statements regarding:

⋅	changes in general economic and financial market conditions;

⋅	changes in the regulatory environment;

⋅	economic conditions generally and in the financial services industry;

⋅	changes in the economy affecting real estate values;

⋅	our ability to achieve loan and deposit growth;

⋅	the completion of future acquisitions or business combinations and our ability to integrate the acquired business into our business model;

⋅	projected population and income growth in our targeted market areas; and

⋅	volatility and direction of market interest rates and a weakening of the economy which could materially impact credit quality trends and the ability to generate loans.

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

General

Cordia was incorporated in 2009. Its founders were former bank CEOs, directors and advisors seeking to invest in undervalued or troubled community banks in the Mid-Atlantic and Southeast. Aside from the shares of BOVA common stock, Cordia’s only other assets totaled $420 thousand at September 30, 2013, consisting primarily of $211 thousand of cash and $209 thousand of prepaid expenses. As of December 31, 2012, Cordia held approximately 67.4% of the outstanding shares of BOVA common stock. In March 2013, Cordia completed a share exchange with BOVA shareholders resulting in BOVA becoming a wholly-owned subsidiary of Cordia.

BOVA is a state chartered bank headquartered in Midlothian, Virginia with total assets of approximately $233 million at September 30, 2013. BOVA provides retail banking services to individuals and commercial customers through three banking locations in Chesterfield County, Virginia and one in Henrico County, Virginia.

Executive Overview

Prior to the 2013 fiscal year, we spent much of 2011 and 2012 working through asset quality issues, recruiting new staff, and reorganizing our lending and deposit activities while addressing the requirements of BOVA’s Written Agreement.

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

During 2012, BOVA continued to deploy its new credit disciplines as resolutions of problem assets and new loan originations accelerated. In addition, BOVA hired three business development officers who specialize in commercial lending and have brought portions of their existing portfolios to the Bank, as well as originating new high-quality loans and bringing accompanying deposit relationships. BOVA is also partnering with other business entities to participate in loan programs which would bring increased loan production to the Bank without compromising asset quality or creating material capital risk. Management has continued to price deposits conservatively, particularly time deposits, and has been successful in increasing total deposits and transaction accounts while materially reducing the cost of funds and fund this substantial increase in our loan portfolio.

During the first quarter of 2013, the Bank launched a new initiative partnering with GradCapital, LLC to purchase rehabilitated student loans backed by the government’s guarantee and serviced by Xerox Education Services. At September 30, 2013, rehabilitated student loans with a carrying value of approximately $51 million have been purchased under this program. The Bank also significantly expanded its deposit base through sales growth in organic transaction accounts as well as establishing institutional money market and certificate of deposit relationships. All three of these funding sources provided rates significantly lower than the Bank’s prevailing retail CD rates and served to significantly reduce our cost of funds.

The Bank also partnered with Stonegate Mortgage Corporation in a held-for-sale residential mortgage program beginning December 2012. This program represented a high-quality, low-risk bridge strategy to increase the Bank’s net interest income while other organic loan programs were being developed. During the quarter ended June 30, 2013 this program was reduced to zero.

The Company believes that it has fully addressed its legacy issues involving management, credit quality and earnings. Management believes the Company is well positioned to raise an incremental amount of capital and launch the first stages of a growth strategy.

During the third quarter of 2013, the Company rounded out its management team by hiring an Executive Vice President and Chief Financial Officer with extensive banking experience including all aspects of raising capital and evaluating potential merger and acquisition targets.

Results of Operations – Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Net Income

Cordia had consolidated net income of $208 thousand for the quarter ended September 30, 2013 (the “2013 quarter”) compared to consolidated net loss of $567 thousand (before non-controlling interest) for the quarter ended September 30, 2012 (the “2012 quarter”). Net interest income before the provision for loan losses increased 15.87% or $256 thousand from $1.6 million for the 2012 quarter to $1.9 million for the 2013 quarter. The major factor contributing to the increase in net interest income in 2013 was a significant increase in average interest-earning assets, accretion income recorded on purchased credit impaired loans, and a substantial decrease in the Bank’s overall cost of funds.

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

Interest income increased $310 thousand from $2.0 million during the 2012 quarter to $2.3 million for the 2013 quarter. An increase of $66.1 million in the average balance of earning assets offset by a 91 basis point decrease in the yield on earning assets were the primary factors driving the increase in interest income. The yield on loans held for investment includes the annualized impact of accretion on purchased loans.

Interest expense for the 2013 quarter was $457 thousand, compared to $402 thousand for the 2012 quarter. This increase of $55 thousand was due primarily to the reduction in time deposit premium amortization, which has the effect of reducing interest expense. For the 2013 quarter, this adjustment was $41 thousand versus $139 thousand in the 2012 quarter. The reduction in amortization resulted in an $98 thousand increase in interest expense. It was mitigated in part by a reduction in interest rates paid as well as an improvement in the funding mix. Sales growth in lower cost checking and money market accounts combined with lower cost institutional funding resulted in a $50.6 million increase in average interest bearing deposits while reducing the average rate from 1.17% to .88%. The Bank continues to have success in lowering its cost of total deposits through a number of strategies. This includes effective sales efforts to gain transaction accounts, reducing and converting higher priced time deposits, lowering deposit rates, and establishing low-cost institutional funding resources. The increase in time deposits was primarily in institutional certificates of deposit greater than $100,000 that were obtained at rates lower than the Bank’s prevailing retail rates. Interest expense on FHLB borrowings was $42 thousand for the 2013 quarter, compared to $0 for the 2012 quarter. The increase in FHLB interest expense was primarily the result of increased FHLB borrowings during the 2013 quarter. In addition, during the 2012 quarter, the Bank paid off high rate FHLB borrowings that existed at the time of the Company’s initial investment in the Bank. The accelerated amortization of the remaining fair value mark relating to these borrowings offset interest expense on FHLB borrowings for the 2012 quarter.

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

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Three Months Ended			Three Months Ended
	September 30, 2013			September 30, 2012
	Average			Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Earning Assets:
Loans (1)	$170,969	$2,182	5.12%	$110,242	$1,950	7.09%
Securities Available for Sale	27,509	123	1.79%	14,943	42	1.13%
Federal funds sold and interest-bearing balances	28,632	19	0.25%	35,765	23	0.26%
Total Earning Assets	227,110	2,324	4.11%	160,950	2,015	5.02%
Other Assets	9,511			14,591
Allowance for Loan Losses	(1,554)			(2,136)
Total	$235,067			$173,406
Interest-Bearing Liabilities:
Demand Deposits	$13,821	11	0.32%	$14,465	24	0.67%
Savings and Money Market	44,673	50	0.45%	22,305	28	0.50%
Time Deposits	130,032	354	1.09%	101,157	350	1.39%
Total Deposits	188,526	415	0.88%	137,927	402	1.17%
FHLB Borrowings	10,000	42	1.64%	1,720	-	0.00%
Total Interest-bearing liabilities	198,526	457	0.92%	139,647	402	1.15%
Demand Deposits	21,869			17,346
Other Liabilities	1,645			3,683
Stockholders' Equity	13,027			12,730
Total	$235,067			$173,406
Net Interest Income		$1,867			$1,613
Net Interest Rate Spread (2)			3.19%			3.87%
Net Interest Margin (3)			3.30%			4.02%

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

In addition, management reviewed the types of loans it is originating compared to the legacy portfolio. In the commercial portfolio, the Bank is concentrating on business loans secured by various types of owner-occupied real estate and other business assets, and focuses on income properties, only when lending against non-owner occupied CRE. There continues to be no appetite for acquisition and development or construction loans. In the retail portfolio, emphasis is placed on well-collateralized loans to stable consumers.

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

The ALLL is increased by charges to income and decreased by charge-offs, net of recoveries. Substantially improved credit underwriting, recoveries of loans previously charged-off and effective management of lower quality loans, combined with a lower volume of nonperforming assets has substantially lowered the risk in the loan portfolio.

As a result, a $23 thousand recovery was recognized during the 2013 quarter compared to a provision of $438 thousand during the 2012 quarter. This amount reflects our emphasis on highly accurate risk rating process, early detection of problem loans, accurate assessment of the extent of losses and aggressive management of problem loans through restructures, refinancing with other institutions, or other means of mitigating potential losses.

Non-interest Income

Noninterest income was relatively flat at $82 thousand for the 2013 quarter compared to $68 thousand for the 2012 quarter.

The following table sets forth the principal components of non-interest income for the quarters ended September 30, 2013 and 2012:

	Three Months Ended September 30,
(dollars in thousands)	2013	2012

Service charges on deposit accounts	$31	$31
Other fee income	51	37
Total non-interest income	$82	$68

Non-interest Expense

Noninterest expense was approximately $1.8 million for the 2013 Quarter and 2012 Quarter.

The following table sets forth the primary components of non-interest expense for the quarters ended September 30, 2013 and 2012:

	Three Months Ended September 30,
(dollars in thousands)	2013	2012

Salaries and employee benefits	$991	$961
Occupancy expense	137	142
Equipment expense	53	75
Data processing expense	105	94
Marketing expense	9	19
Legal and professional fees	66	115
Bank franchise tax	13	24
FDIC assessment	87	89
Gain on sale of OREO	(36)	-
Other real estate expenses	5	83
Student loan administrative expenses	75	-
Other operating expenses	259	208
Total non-interest expense	$1,764	$1,810

Salaries and employee benefits increased $30 thousand, or 3.1%, from $961 thousand during the 2012 quarter to $991 thousand during the 2013 quarter. In October 2012 and January 2013, the Bank hired Senior Vice Presidents responsible for retail banking and accounting, respectively. The Senior Vice President for Accounting resigned in September 2013, prior to the Company hiring an Executive Vice President and Chief Financial Officer. These hires and changes in personnel were the primary drivers behind the increase in salaries and employee benefits.

Legal and professional fees decreased $49 thousand, or 42.6%, from $115 thousand during the 2012 quarter to $66 thousand during the 2013 quarter. This decrease is primarily a result of management’s efforts to more efficiently manage legal and other professional expenses and a reduction in shareholder and securities related expenses.

During the 2013 quarter, the Company had a gain on the sale of OREO of $36 thousand. No sales of OREO occurred in the 2012 quarter.

Student loan administrative expenses include monthly servicing and administrative fees. The Company’s Guaranteed Student Loan program was instituted in the first quarter of 2013.

Income Tax Expense

As of September 30, 2013, the Company has net deferred tax assets totaling $9.3 million of which $8.5 million represents the after-tax impact of net operating losses.  This net deferred tax asset is fully offset by a valuation allowance as a result of uncertainty surrounding the ultimate realization of these tax benefits.  The need for a valuation allowance is based on the Company’s judgment as to their likelihood of realization based on an analysis of cumulative tax losses, net operating loss carryforward limitations, projections of future taxable income, available tax planning strategies, asset quality and general economic conditions in its market area.

As of December 31, 2010, the Company and BOVA each experienced change in control under Section 382 of the Internal Revenue Code.  As a result, the Company’s and BOVA’s ability to utilize net operating losses generated prior to that date is limited.  The Company currently estimates that the $2.9 million of the tax benefits related to net operating losses will expire unused and will ultimately not be realized.

The Company will continue to evaluate the realizability of the net deferred tax asset on a quarterly basis.  If, as a result of the Company’s continuing analysis, it is determined that realization of the deferred tax assets is more-likely-than-not, a portion or all of the remaining $5.9 million (after reduction for the $2.9 million related to the unrealizable net operating losses) of valuation allowance may be reversed.

Results of Operations – Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Net Income

Cordia had consolidated net income of $690 thousand for the nine month period ended September 30, 2013 (the “2013 period”) compared to a consolidated net loss of $446 thousand for the nine month period ended September 30, 2012 (the “2012 period”). Net interest income before the provision for loan losses increased 30.7% or $1.5 from $4.8 million for the 2012 period to $6.3 million for the 2013 period. The major factor contributing to the increase in net interest income in 2013 was a significant increase in average interest-earning assets, accretion income recorded on purchased credit impaired loans, and a substantial decrease in the Bank’s overall cost of funds.

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

Interest income increased $1.7 million from $5.9 million during the 2012 period to $7.6 million for the 2013 period. An increase of $61.5 million in the average balance of loans held for investment was the primary factor driving the increase in interest income. The yield on loans held for investment includes the annualized impact of accretion on purchased loans.

Interest expense for the 2013 period was $1.4 million, compared to $1.2 million for the 2012 period. This increase of $190 thousand was due primarily to the reduction in the time deposit premium amortization, which has the effect of reducing interest expense. For the 2013 period, this adjustment was $145 thousand versus $487 thousand in the 2012 period. The reduction in amortization resulted in a $342 thousand increase in interest expense, which was mitigated in part by a reduction in interest rates paid as well as an improvement in the funding mix. Sales growth in lower cost checking and money market accounts combined with lower cost institutional funding that resulted in a $56.8 million increase in average interest bearing deposits while reducing the average rate on interest bearing deposits from 1.16% to .87%. The Bank continues to have success in lowering its cost of total deposits through a number of strategies. This includes effective sales efforts to gain transaction accounts, reducing and converting higher priced deposits, lowering deposit rates and establishing low cost institutional funding sources. Interest expense on FHLB borrowings was $123 thousand for the 2013 period, compared to $18 thousand for the 2012 period. The increase in FHLB interest expense was primarily the result of increased FHLB borrowings during the 2013 period combined with the impact of purchase accounting adjustments which decreased FHLB interest expense in the 2012 period. The Bank Borrowed $10.0 million in December 2012 at a 1.62% fixed rate for seven years.

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

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS

	Nine Months Ended			Nine Months Ended
	September 30, 2013			September 30, 2012
	Average			Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Earning Assets:
Loans (1)	$169,616	$7,277	5.72%	$108,101	$5,672	6.98%
Securities Available for Sale	20,813	265	1.70%	18,776	225	1.59%
Federal funds sold and interest-bearing balances	37,384	63	0.22%	26,129	49	0.25%
Total Earning Assets	227,813	7,605	4.45%	153,006	5,946	5.17%
Other Assets	9,132			14,684
Allowance for Loan Losses	(1,814)			(2,355)
Total	$235,132			$165,335
Interest-Bearing Liabilities:
Demand Deposits	$14,183	45	0.42%	$12,802	58	0.60%
Savings and Money Market	50,876	149	0.39%	20,064	78	0.52%
Time Deposits	124,254	1,039	1.11%	99,611	1,012	1.35%
Total Deposits	189,313	1,233	0.87%	132,477	1,148	1.16%
FHLB Borrowings	10,000	123	1.64%	3,962	18	0.60%
Total Interest-bearing liabilities	199,313	1,356	0.91%	136,439	1,166	1.14%
Demand Deposits	20,190			16,749
Other Liabilities	510			1,316
Stockholders' Equity	15,119			10,831
Total	$235,132			$165,335
Net Interest Income		$6,249			$4,780
Net Interest Rate Spread (2)			3.54%			4.03%
Net Interest Margin (3)			3.66%			4.16%

(1) Non-accrual loans are generally included in average balances outstanding but with no related interest income during the period of non-accrual.
(2) Represents the difference between the yield on earning assets and cost of funds.
(3) Represents net interest income divided by average interest earning assets.

Provision for Loan Losses

Provision expense was $111 thousand during the 2013 period compared to a $205 during the 2012 period. This amount reflects our emphasis on highly accurate risk rating process, early detection of problem loans, accurate assessment of the extent of losses and aggressive management of problem loans through restructures, refinancing with other institutions, or other means of mitigating potential losses. Also, during the 2012 period, the Bank changed its methodology for calculating the required ALLL, which led to a release of reserves.

Non-interest Income

Noninterest income decreased from $251 thousand in the 2012 period to $215 thousand in the 2013 period. This decrease was primarily the result of a $42 thousand gain on the sale of available for sale securities in the 2012 period. Proceeds approximated carrying value for all sales of available for sale securities during the 2013 period.

The following table sets forth the principal components of non-interest income for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
(dollars in thousands)	2013	2012

Service charges on deposit accounts	$93	$101
Net gain on sale of AFS securities	-	42
Other fee income	122	108
Total non-interest income	$215	$251

Non-interest Expense

Noninterest expense increased $391 thousand, or 7.4%, from $5.3 million for the 2012 period to $5.7 million for the 2013 period.

The following table sets forth the primary components of non-interest expense for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
(dollars in thousands)	2013	2012

Salaries and employee benefits	$3,149	$2,702
Occupancy expense	427	420
Equipment expense	158	226
Data processing expense	310	314
Marketing expense	32	72
Legal and professional fees	339	382
Bank franchise tax	59	71
FDIC assessment	247	269
Gain on sale of OREO	(36)	(59)
Other real estate expenses	33	125
Student loan administrative expenses	169	-
Other operating expenses	776	750
Total non-interest expense	$5,663	$5,272

Salaries and employee benefits increased $447 thousand, or 16.5%, from $2.7 million during the 2012 period to $3.1 million during the 2013 period. In October 2012 and January 2013, the Bank hired Senior Vice Presidents responsible for retail banking and accounting, respectively. The Senior Vice President for Accounting resigned in September 2013, prior to the Company hiring an Executive Vice President and Chief Financial Officer. These hires and changes in personnel were the primary drivers behind the increase in salaries and employee benefits.

Student loan administrative expenses include monthly servicing and administrative costs. The Company’s Guaranteed Student Loan program was instituted in the first quarter of 2013.

Income Tax Expense

As of September 30, 2013, the Company has net deferred tax assets totaling $9.3 million of which $8.5 million represents the after-tax impact of net operating losses. This net deferred tax asset is fully offset by a valuation allowance as a result of uncertainty surrounding the ultimate realization of these tax benefits. The need for a valuation allowance is based on the Company’s judgment as to their likelihood of realization based on an analysis of cumulative tax losses, net operating loss carryforward limitations, projections of future taxable income, available tax planning strategies, asset quality and general economic conditions in its market area.

As of December 31, 2010, the Company and BOVA each experienced change in control under Section 382 of the Internal Revenue Code. As a result, the Company’s and BOVA’s ability to utilize net operating losses generated prior to that date is limited. The Company currently estimates that $2.9 million of the tax benefits related to net operating losses will expire unused and will ultimately not be realized.

The Company will continue to evaluate the realizability of the net deferred tax asset on a quarterly basis. If, as a result of the Company’s continuing analysis, it is determined that realization of the deferred tax assets is more-likely-than-not, a portion or all of the remaining $5.9 million (after reduction for the $2.9 million related to the unrealizable net operating losses) of valuation allowance may be reversed.

Financial Condition

Loans

Loans represent the largest category of earning assets and typically provide higher yields than the other types of earning assets. Loans carry inherent credit and liquidity risks associated with the creditworthiness of our borrowers and general economic conditions. At September 30, 2013, total loans held for investment (net of reserves) were $171.3 million versus $111.0 million at December 31, 2012. Loans held for sale (at fair market value) were $28.9 million at December 31, 2012. The Company reduced its held for sale program to a zero balance in the second quarter of 2013.

The following table sets forth the composition of the loan portfolio by category at the dates indicated and highlights our general emphasis on commercial and commercial real-estate lending.

	Composition of Loan Portfolio
(dollars in thousands)	September 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
Commercial Real Estate:
Acquisition, development and construction	$3,561	2.1%	$3,313	2.9%
Non owner occupied	31,809	18.4%	30,747	27.2%
Owner occupied	50,592	29.3%	39,570	35.0%
Commercial & industrial	20,388	11.8%	23,488	20.8%
Guaranteed student loans	51,293	29.7%	-	0.0%
Consumer:
Residential mortgage	7,600	4.4%	7,260	6.4%
HELOC	7,147	4.1%	8,395	7.4%
Other	399	0.2%	297	0.3%
Total Loans	$172,789	100.0%	$113,070	100.0%
Allowance for Loan Losses	(1,517)		(2,110)
Total Loans, net of allowance	$171,272		$110,960

The largest component of the loan portfolio is comprised of various types of commercial real estate loans. At September 30, 2013, commercial real estate loans totaled $86.0 million or 49.7% of the total portfolio, of which, acquisition, development and construction loans were only $3.6 million. The second largest component was guaranteed student loans which totaled $51.3 million, or 29.7% of the total portfolio at September 30, 2013. The student loan portfolio is approximately 98% guaranteed by the U.S. Department of Education. This guaranty is for 98% of principal and accrued interest outstanding through the date payment is made. Commercial and industrial loans totaled $20.4 million and represented 11.8% of the total loan portfolio. Consumer loans which are comprised primarily of residential mortgage and home equity loans totaled $15.1 million, or 8.8% of the total portfolio.

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

	Loan Maturity Schedule
	September 30, 2013
(dollars in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Commercial Real Estate:
Acquisition, Development and Construction	$1,117	$2,447	$-	$3,564
Commercial	22,035	43,133	17,613	82,781
Commercial & Industrial	7,077	11,939	1,401	20,417
Guaranteed student loans	17	681	50,595	51,293
Consumer:	4,297	7,108	3,874	15,279
	$34,543	$65,308	$73,483	$173,334

Loans maturing after one year with:
Fixed interest rates	$68,203
Floating interest rates	70,588
	$138,791

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

Allowance for Loan Losses

At December 31, 2012, our allowance for loan losses was $2.1 million, or 1.9% of total loans outstanding and 28.0% of non-performing loans. At September 30, 2013, our allowance for loan losses was $1.5 million, or 0.9% of total loans and 29.4% of non-performing loans which do not include student loans past due greater than 90 days. The allowance includes net charge offs of $704 thousand taken during the 2013 period, as well as a provision charged to expense of $111 thousand. Charge-offs recorded in 2013 were provided for in the allowance for loan losses prior to December 31, 2012. In addition, management included historical loss estimates relating to the unguaranteed portion of the student loan portfolio when performing this analysis at September 30, 2013.

The increase in the student loan balances past due greater than 90 days is a historical phenomenon that is typical with every new rehabilitated student loan portfolio purchase.  When loans are transferred from the seller to new purchaser, delinquencies typically spike and then trend down over the next year to historical levels, which approximate 25%.  Consequently, management believes that the 50 basis points used to calculate the general reserve relating to student loans is adequate to cover anticipated losses in the unguaranteed portion of the portfolio.
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

The decline in the allowance for loan losses as a percentage of total loans from December 31, 2012 to September 30, 2013 is largely due to charge-offs recorded in 2013 for reserves provided prior to December 31, 2012. Another major contributor to the decline is the $51.3 million guaranteed student loan portfolio that was purchased in the first and second quarters of 2013. The student loans are 98% guaranteed by the U.S. Department of Education (full principal and accrued interest upon default). Therefore, only the unguaranteed portion of approximately $1.0 million is considered in the Company’s allowance for loan loss methodology. Net of the guaranteed portion of the student loans from total loans, the allowance for loan losses would be 1.2%.

Loans acquired with deteriorated credit quality declined significantly during the first nine months of 2013 due to pay downs, charge-offs and numerous changes in some of the underlying credits resulting in a completely new risk profile. Loans that were significantly re-written are treated as new loans and are included in management’s calculation of the allowance for loan losses.

Changes affecting the allowance for loan losses for the nine months ended September 30, 2013 and the year ended December 31, 2012, are summarized in the following table.

(dollars in thousands)	Nine Months Ended September 30, 2013	Year Ended December 31, 2012

Allowance at beginning of period	$2,110	$2,285

Provisions for loan losses	111	588

Charge offs:
Commercial real estate	(289)	(635)
Commercial & Industrial	-	(286)
Guaranteed student loans	(66)	-
Consumer	(373)	(223)
Total charge-offs	(728)	(1,144)

Recoveries:
Commercial real estate	3	346
Commercial & Industrial	18	16
Guaranteed student loans	-	-
Consumer	3	19
Total recoveries	24	381
Net charge-offs	(704)	(763)
	$1,517	$2,110

Allowance to non-performing loans	29.4%	28.0%
Allowance to total loans outstanding	0.9%	1.9%
Net charge-offs to average loans	0.5%	0.7%

Non-performing loans do not include guaranteed student loans with past-due balances greater than 90 days.

The increase in the allowance to non-performing loan ratio from December 31, 2012 is due to a $2.4 million dollar decrease in nonperforming loans from $7.5 million at December 31, 2012 to $5.1 million at September 30, 2013.

Included in the table below is the activity related to the portion of the allowance for loan losses for loans acquired with deteriorated credit quality. Because of the nature and limited number of these loans, they are individually evaluated for additional impairment on a quarterly basis. Activity related only to that portion of the allowance for loan losses is as follows:

(dollars in thousands)	Nine Months Ended September 30, 2013	Year Ended December 31, 2012

Allowance at beginning of period	$537	$387

Provisions for loan losses	228	406

Charge offs:
Commercial real estate	(489)	(229)
Commercial & Industrial	(5)	-
Guaranteed student loans	-	-
Consumer	(43)	(27)
Total charge-offs	(537)	(256)

Recoveries:
Commercial real estate	-	-
Commercial & Industrial	-	-
Guaranteed student loans	-	-
Consumer	-	-
Total recoveries	-	-
Net charge-offs	(537)	(256)
	$228	$537

The following table represents the allocation of the allowance for loan losses at the dates indicated. Notwithstanding these allocations, the entire allowance is available to absorb loan losses in any loan category.

(dollars in thousands)	September 30, 2013			December 31, 2012
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans

Commercial real estate	$971	10.3%	49.7%	$810	38.3%	65.1%
Commercial & industrial	143	9.4%	11.8%	782	37.1%	20.8%
Guaranteed student loans	248	16.3%	29.7%	-	-	-
Consumer	155	64.0%	8.8%	518	24.6%	14.1%
Total allowance for loan losses	$1,517	100.0%	100.0%	$2,110	100.0%	100.0%

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

The following is the distribution of loans by credit quality and class as of September 30, 2013 and December 31, 2012:

Loan Amount as of September 30, 2013

(dollars in thousands)	Commercial Real Estate			Commercial	Guaranteed	Consumer
Credit Quality	Acq - Dev	Non-Owner	Owner	&	Student	Residential
by Class	Construction	Occupied	Occupied	Industrial	Loans	Mortgage	HELOC	Other	Total

1 Highest Quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
2 Above Average Quality	-	3,890	3,012	1,529	51,293	86	208	259	60,277
3 Satisfactory	434	8,868	24,284	7,312	-	4,337	3,497	59	48,791
4 Pass	2,187	17,735	15,190	8,762	-	2,494	2,212	81	48,661
5 Special Mention	306	129	5,020	1,852	-	486	641	-	8,434
6 Substandard	273	672	264	397	-	153	133	-	1,892
7 Doubtful	-	-	-	-	-	-	-	-	-
	$3,200	$31,294	$47,770	$19,852	$51,293	$7,556	$6,691	$399	$168,055

Loans acquired with deteriorating credit quality	361	515	2,822	536	-	44	456	-	4,734
Total loans	$3,561	$31,809	$50,592	$20,388	$51,293	$7,600	$7,147	$399	$172,789

Loan Amount as of December 31, 2012

(dollars in thousands)	Commercial Real Estate			Commercial	Guaranteed	Consumer
Credit Quality	Acq - Dev	Non-Owner	Owner	&	Student	Residential
by Class	Construction	Occupied	Occupied	Industrial	Loans	Mortgage	HELOC	Other	Total

1 Highest Quality	$-	$-	$-	$-	$-	$-	$-	$1	$1
2 Above Average Quality	-	-	3,082	1,088	-	119	86	3	4,378
3 Satisfactory	392	6,261	19,727	6,598	-	4,074	3,969	186	41,207
4 Pass	319	13,094	9,649	12,215	-	1,844	2,263	69	39,453
5 Special Mention	-	5,769	1,668	1,351	-	684	274	16	9,762
6 Substandard	-	188	481	570	-	32	347	22	1,640
7 Doubtful	-	-	-	-	-	-	552	-	552
	$711	$25,312	$34,607	$21,822	$-	$6,753	$7,491	$297	$96,993

Loans acquired with deteriorating credit quality	2,602	5,435	4,963	1,666	-	507	904	-	16,077
Total loans	$3,313	$30,747	$39,570	$23,488	$-	$7,260	$8,395	$297	$113,070

As shown in the tables above, substandard and doubtful loans were $1.9 million at September 30, 2013, or 1.1% of the total loan portfolio. This compares to $2.2 million, or 1.9% of the total loan portfolio at December 31, 2012. Loans graded “pass” or better increased $72.7 million from $85.0 million at December 31, 2012 to $157.7 million at September 30, 2013. Loans acquired by Cordia in December 2010 with deteriorating credit quality have declined $11.4 million from $16.1 million at December 31, 2012 to $4.7 million at September 30, 2013.

During 2011, we hired a new credit management team which included a Chief Credit Officer, a Chief Operating Officer (promoted in 2012 to President of BOVA) who also serves as the Bank’s senior lending officer, and a Senior Vice President responsible for working out problem loans and seeking recoveries. The new credit management team dedicates a large portion of its time to portfolio management, including new credit underwriting disciplines, training staff, resolving problem assets, as well as performing a detailed assessment of the accuracy of credit risk grades and assuring the Bank is appropriately reserved. At September 30, 2013 and December 31, 2012, we believe that credit risk grades and the allowance for loan losses are accurate.

The Bank has continued to employ the same third party loan review firm for annual reviews and periodic special assignments. The most recent evaluation was completed in May 2013. The next loan review is tentatively scheduled for the second quarter of 2014. The scope of the 2013 loan file review totaled approximately 71% of the Bank’s exposure, excluding guaranteed student loans. Significant items noted in the final report were as follows:

•	Levels of past due loans, non-accruing loans and classified (loans risk rated as substandard) loans have improved significantly since the 2012 review;
•	Risk ratings were accurate; and
•	The ALLL process is logical and well-supported.

Nonperforming Assets

The past due status of a loan is based on the contractual due date of the most delinquent payment due. Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-secured and in the process of collection. Loans greater than 90 days past due may remain on an accrual status if management determines it has adequate collateral and cash flow to cover the principal and interest or is in the process of refinancing or, as in the case of the student loan portfolio, the government guarantees approximately 98% of the principal plus accrued interest. If a loan or a portion of a loan that is delinquent more than 90 days is adversely classified, or is partially charged off, the loan is generally classified as nonaccrual. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the full collectability of principal and interest of a loan, it is placed on nonaccrual status immediately, rather than delaying such action until the loans become 90 days past due.

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

When a loan is returned to accrual status after restructuring, the risk rating remains unchanged until a satisfactory payment history is re-established.

Nonperforming assets totaled $6.6 million or 2.8% of total assets at September 30, 2013 and are comprised of non-accrual loans of $4.1 million, accruing troubled debt restructures (“TDR’s”) of $1.0 million and repossessed collateral of $1.5 million. The balance of nonperforming assets at December 31, 2012 was $9.3 million or 5.2% of total assets. The decrease at September 30, 2013 from December 31, 2012 was a result of management’s aggressive approach to the resolution of problem loans, coupled with growth in total assets.

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

A summary of nonperforming assets, including accruing troubled debt restructurings, as of the dates indicated follows:

(dollars in thousands)	September 30, 2013	December 31, 2012
Non-accrual loans	$4,054	$5,471
Accruing troubled debt restructurings:
Commercial Real Estate:
Non-owner Occupied	1,358	1,373
Commercial & Industrial	506	687
Total accruing troubled debt restructurings	1,864	2,060

Real estate owned	1,545	1,768
Total nonperforming assets	$7,463	$9,299

Total nonaccrual loans to total loans	2.3%	4.8%
Total nonaccrual loans to total assets	1.7%	3.1%
Total nonperforming assets to total assets	3.2%	5.2%
Nonperforming assets, net of accruing troubled debt restructurings, to total assets	2.4%	4.1%

Total loans	$172,789	$113,070
Total assets	$232,972	$178,696

Student loans with a past due balance greater than 90 days are not included in the balance of nonperforming assets.

Loans with Deteriorated Credit Quality

In the acquisition of BOVA certain loans were acquired which showed evidence of deterioration in credit quality. These loans are accounted for under the guidance of ASC 310-30. Information related to these loans as of the dates indicated is provided in the following table.

(dollars in thousands)	September 30, 2013	December 31, 2012

Contract principal balance	$4,823	$16,718
Accretable discount	-	(476)
Nonaccretable discount	(89)	(165)

Book value of loans	$4,734	$16,077

Investment Securities

The total securities portfolio (excluding restricted securities) was $29.8 million at September 30, 2013 as compared to $18.5 million at December 31, 2012. All securities were designated as available for sale and were recorded at estimated market value.

Amortized cost and fair values of securities available for sale are as follows:

	September 30, 2013
				Estimated
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
U.S. Government Agencies	$7,139	$75	$(47)	$7,167
Agency Guaranteed
Mortgage-backed securities	23,124	37	(521)	22,640
Total	$30,263	$112	$(568)	$29,807

	December 31, 2012
				Estimated
	Amortized	Gross Unrealized		Fair
(dollars in thousands)	Cost	Gains	Losses	Value
U.S. Government Agencies	$3,425	$30	$-	$3,455
Agency Guaranteed
Mortgage-backed securities	15,007	82	(33)	15,056
Total	$18,432	$112	$(33)	$18,511

The portfolio is available to support liquidity needs of BOVA as well as a source of interest income. Sales of available for sale securities were $3.6 million and $11.2 million during the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively.

As of September, 2013 we had unrealized losses of $47 thousand on two U.S. Government Agency securities with a fair value $3.8 million and unrealized losses of $521 thousand on eleven agency-guaranteed mortgage-backed securities with a fair value of $16.8 million. All of the unrealized losses are attributable to increases in interest rates and not to credit deterioration. Currently, we do not believe that it is probable that we will be unable to collect all amounts due according to the contractual terms of the investments. Because the decline in market value is attributable to changes in interest rates and not to credit quality and because it is not likely we will be required to sell the investments before recovery of their amortized cost bases, we do not consider these investments to be other-than-temporarily impaired at September 30, 2013.

In October 2013, agency-guaranteed mortgage-backed securities with a market value of $9.7 million were transferred from available-for-sale to held-to-maturity.

The following tables set forth the scheduled maturities and average yields of securities available for sale at September 30, 2013:

(dollars in thousands)	Within One Year		After One Year Through Five Years		After Five Years Through Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total
U.S. Government Agencies	$-	0.00%	$-	0.00%	$-	0.00%	$7,167	1.60%	$7,167
Agency guaranteed mortgage-backed securities	58	0.80%	-	0.00%	4,529	2.02%	18,053	2.11%	22,640
Total Loans	$58		$-		$4,529		$25,220		$29,807

Deposits and Other Interest-Bearing Liabilities

Beginning in late 2012 and continuing through the first nine months of 2013, management has worked extensively to build a more productive sales infrastructure which has resulted in success targeting lower cost transaction accounts.

At September 30, 2013, total deposits were $208.9 million, compared to $154.4 million at December 31, 2012. Establishing institutional funding has provided $38.5 million in deposit growth at an average cost of .71%. The remaining increases were derived predominantly from the local retail and commercial market and provide low cost stable funding source for our loan portfolio and other earning assets.

The following table sets forth our deposits by category at the dates indicated.

(dollars in thousands)	September 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
Non-interest bearing demand	$21,719	10.4%	$19,498	12.6%
NOW accounts	13,514	6.5%	14,830	9.6%
Savings and money market accounts	46,032	22.0%	24,563	15.9%
Time deposits - less than $100,000	52,620	25.2%	54,142	35.1%
Time deposits - $100,000 or more	75,023	35.9%	41,395	26.8%
Total deposits	$208,908	100.0%	$154,428	100.0%

The maturity distribution of our time deposits of $100,000 or more and other time deposits at September 30, 2013, is set forth in the following table:

(dollars in thousands)	Time Deposits Less Than $100,000	Time Deposits $100,000 and Greater	Total
Months to maturity:
Three months or less	$8,493	$7,669	$16,162
Over three to twelve months	18,687	20,316	39,003
One to three years	14,889	33,655	48,544
Over three years	10,551	13,383	23,934
Total	$52,620	$75,023	$127,645

Management monitors maturity trends in time deposits as part of its overall asset liability management strategy.

Liquidity and Capital Resources

Liquidity

Liquidity management involves monitoring our sources and uses of funds in order to meet our short-term and long-term cash flow requirements while optimizing profits. Liquidity represents an institution’s ability to meet present and future financial obligations, including through the sale of existing assets or the acquisition of additional funds through short-term borrowings. BOVA’s primary access to liquidity comes from several sources: operating cash flows from payments received on loans and mortgage-backed securities, increased deposits, and cash reserves. BOVA’s secondary sources of liquidity are Federal Funds sold, unpledged securities available for sale, and borrowings from correspondent banks, the FHLB and the Federal Reserve Bank‘s Discount Window, including borrowings secured by loans. Liquidity strategies are approved and monitored by the Asset/Liability Committee (“ALCO”) of our BOVA Board of Directors.

BOVA’s deposit base grew by 35.3% from $154.4 million at December 31, 2012 to $208.9 million at September 30, 2013. These funds were used to fund the purchase of student loans guaranteed by the U.S. Department of Education, to fund loan originations and to purchase additional available for sale securities. As it implemented loan growth initiatives for 2013, BOVA developed several funding strategies, including prudent use of brokered and institutional deposits, to augment core deposit growth and further reduce the cost of funds. Development of several sources of funding beyond core deposit growth ensures maximum access to funds without dependence on higher cost sources.

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

In October 2013, the Company converted a portion of its securities profolio from available for sale to held to maturity. These securities may be pledged to institutions in connection with borrowings but are not available for sale.

Borrowings

In October 2013, the Company converted a portion of its securities portfolio from available for sale to held ___ maturity. These securities may be pledged to institutions in connection with borrowings but are not available for sale.

Throughout 2012 and as of September 30, 2013, BOVA had a $10.0 million committed repo line with a correspondent bank through which borrowings could be made against the pledge of marketable securities subject to mark-to-market valuations and standard collateral borrowing ratios. This line was unused during 2012 and the nine months ended September 30, 2013 and remains fully available. BOVA also maintains a $2.5 million secured line of credit as well as a $2.0 million unsecured line of credit with other correspondent banks that were available for direct borrowings or purchasing Federal Funds.

BOVA is a member of the Federal Home Loan Bank of Atlanta (FHLB), which provides access to additional lines of credit and other products offered by the FHLB. These borrowings are largely secured by BOVA’s loan portfolio. The FHLB maintains a blanket security agreement on qualifying collateral. As of September 30, 2013 and December 31, 2012, BOVA had $10.0 million in secured borrowings outstanding with the FHLB Atlanta against pledged eligible mortgage loan collateral, at a stated interest rate of 1.62%. As of September 30, 2013, BOVA had a total credit availability of $4.7 million at the FHLB which could be accessed through pledging a combination of eligible mortgage loan collateral and investment securities. The FHLB offers a variety of floating and fixed rate loans at terms ranging from overnight to 20 years; therefore, BOVA can select borrowing terms to mitigate interest rate risk. BOVA is also a member in good standing with the Federal Reserve Bank System and has approved access to the Federal Reserve Bank Discount Window where it can borrow short-term funds against the pledge of loans and securities.

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

We are not aware of any trends, events or uncertainties that are reasonably likely to have a material adverse effect on our short term or long term liquidity. Based on our current and expected liquidity needs, including any liquidity needs associated with loan growth or generated by off-balance sheet transactions such as commitments to extend credit, commitments to purchase securities and standby letters of credit, we expect to be able to meet our obligations for the next twelve months.

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

Quantitative measures established by regulation to ensure capital adequacy require financial institutions to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). At September 30, 2013 and December 31, 2012, BOVA met all minimum capital adequacy requirements to which it was subject, as well as all requirements to be well-capitalized. The threshold levels to be considered well-capitalized are 5% for tier 1 leverage ratio, 6% for tier 1 risk-based capital ratio, and 10% for total risk-based capital ratio. BOVA experienced a decline in capital ratios in 2013 primarily as a result of “push down” purchase accounting adjustments based on the Company’s acquisition of BOVA in 2010, and also as a result of BOVA’s increase in assets, particularly guaranteed student loans.

BOVA exceeded all the regulatory capital requirements at the dates indicated and was considered well-capitalized, as set forth in the following table.

(dollars in thousands)	September 30, 2013	December 31, 2012
Tier 1 capital	$14,053	$14,939
Tier 2 capital	1,517	1,515
Total qualifying capital	15,570	16,454
Total risk-adjusted assets	$138,861	$113,321

Tier 1 leverage ratio	6.0%	8.7%
Tier 1 risk-based capital ratio	10.1%	12.3%
Total risk-based capital ratio	11.2%	13.6%

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

Application of a 200 basis point rate increase would result in a 0.99% decrease in net interest income at September 30, 2013, as compared to a 3.54% increase at December 31, 2012. A 200 basis point rate increase would result in the appreciation of the Bank’s equity value by 15.8% at September 30, 2013, compared to a 1.46% increase in appreciation at December 31, 2012.

The Bank is liability sensitive. If interest rates do rise within the next twelve months, interest-earning assets will reprice at lower rates and with greater sensitivity than the Bank’s interest-bearing liabilities. The result would be that interest income will rise slower than interest expense, and net interest will likely decrease.

Off-Balance Sheet Risk/Commitments and Contingencies

Through our operations, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2013, we had issued commitments to extend credit of $14.3 million through various types of commercial and consumer lending arrangements. The majority of these commitments to extend credit had variable rates.

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

The following table presents unfunded loan commitments outstanding as of September 30, 2013:

(dollars in thousands)	September 30, 2013
Commercial lines of credit	$10,033
Home equity lines of credit	3,663
Other consumer	100
Letters of credit	535
$14,331

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

Management is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15 (f) under the Exchange Act). There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on April 1, 2013. As of September 30, 2013, the risk factors of the Company have not materially changed from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	Cordia did not repurchase any of its stock during the quarter ended September 30, 2013 and did not have any outstanding repurchase authorizations during that period.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer and Principal Financial Officer
32	Section 1350 Certification
101.1	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL(Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORDIA BANCORP INC.

November 14, 2013	/s/ Jack Zoeller
Jack Zoeller
President and Chief Executive Officer

November 14, 2013	/s/ Mark Severson
Mark Severson
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer and Principal Financial Officer
32	Section 1350 Certification
101.1*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

* Furnished, not filed.

