Form 10-K
period 2013-12-31
Cordia Bancorp Inc
filed 2014-03-26
CIK 1466292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

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

Indicate by check mark if the issuer is a well-known seasoned issuer, as defined by rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.Yes ☐ No ☒

Indicate by check mark if the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates as of June 28, 2013 was $8,104,295 based on a closing price of $4.29.

The number of shares of common stock outstanding as of March 24, 2014 was 2,777,382.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2014 Annual Meeting of Shareholders are incorporated in Part III of this Form 10-K.

i

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

General

Cordia Bancorp Inc. (“Cordia” or the “Company”) was incorporated in Virginia in 2009 by a team of former bank CEOs, directors and advisors seeking to invest in undervalued or troubled community banks in the Mid-Atlantic and Southeast. On December 10, 2010, Cordia purchased $10,300,000 of the common stock of Bank of Virginia (“BVA” or the “Bank”) at a price of $7.60 per share, resulting in the ownership of 59.8% of the outstanding shares. On August 28, 2012, Cordia purchased an additional $3,000,000 of BVA common stock at a price of $3.60 per share. Cordia’s principal business activity is the ownership of the outstanding shares of common stock of BVA. On March 29, 2013, Cordia and BVA completed a share exchange pursuant to which each outstanding share of BVA common stock held by persons other than Cordia was exchanged for .664 of a share of Cordia common stock. As a result of the share exchange, BVA became a wholly-owned subsidiary of Cordia.

Cordia does not own or lease any property, but instead uses the premises, equipment and other property of BVA. Because Cordia does not have any business activities separate from the operations of BVA, the information in this document regarding the business of Cordia reflects the activities of Cordia and BVA on a consolidated basis. References to “we” and “our” in this document refer to Cordia and BVA, collectively.

BVA was incorporated in the state of Virginia in September 2002 and commenced business on January 12, 2004. BVA is headquartered in Midlothian, Virginia and is primarily engaged in the business of accepting demand, savings and time deposits and providing consumer and commercial loans to the general public. BVA is state chartered and is a member of the Federal Reserve System.

Marketing Focus and Business Strategy

BVA is organized to serve consumers and small- to mid-size businesses and professional concerns. We believe that we can be successful by offering a superior level of customer service with a management team more focused on the needs of our borrowers than many of our competitors. We believe that this approach is enthusiastically supported by many members of the community. BVA competes directly with a number of institutions in the local area, including larger regional and super-regional banks, as well as international institutions that tend to have less emphasis on interaction with the customers than the community banks in our target market. BVA offers traditional loan and deposit products for commercial and consumer purposes.

Our banking strategy includes these primary elements:

•	provide personalized relationship banking to all of our customers at a higher level of service than that provided by nationwide and regional banks, which are among our primary competitors;
•	staff BVA with executive and lending officers who have extensive experience, relationships, and visibility in the Richmond commercial banking market;
•	offer an array of products and services and innovative banking technologies on a competitive basis;
•	focus on reliable and profitable market niches, such as small and medium size businesses;
•	enhance income through a fair but profitable schedule of fees for all bank products and services;
•	add additional branches or loan offices throughout our market area as regulatory and economic conditions may allow; and
•	raise additional capital to support organic growth as well as acquisitions of other depository institutions.

Termination of Written Agreement

On August 13, 2013, the Written Agreement BOVA entered in January 2010 with the Federal Reserve Bank of Richmond (the “Federal Reserve”) and the Virginia Bureau of Financial Institutions was terminated.

Location and Service Area

BVA’s primary market area is the Commonwealth of Virginia, with a focus on Central Virginia. We also lend selectively to borrowers in the states of North Carolina, Maryland and Washington D.C. In addition, the Bank is receptive to opportunities afforded through prior relationships its board of directors and senior managers may have with individuals or organizations in other states.

BVA has three branches in Chesterfield County, Virginia and one branch in Henrico, Virginia.

Additionally, BOVA also leases a building located at 15001 Hull Street Road, Chesterfield, Virginia, and owns a building at 2000 Snead Avenue, Colonial Heights, Virginia, both of which house a drive-through ATM. The 15001 Hull Street Road location houses BOVA’s deposit operations, electronic banking, and compliance functions as well. The Snead Avenue office was purchased in anticipation of expanding BOVA’s footprint into the Colonial Heights market.

Richmond, Virginia’s state capital, is a city with historic significance and charm, as well as close proximity to recreational attractions such as the Atlantic Ocean, the Blue Ridge Mountains and the Shenandoah Valley, well known theme parks, major educational institutions, historical attractions and many other amenities. Additionally, the Richmond area is in close proximity to other large metropolitan areas, including Norfolk, Virginia and Washington, D.C., and lies at the intersection of two growth corridors coming south along Interstate 95 from Washington, DC and Northern Virginia and coming west along Interstate 64 from the Tidewater area.

BOVA’s locations in Chesterfield and Henrico County and the city of Colonial Heights, Virginia, are generally south and west of Downtown Richmond. They offer BOVA business opportunities and the potential of strong economic growth through their commercial and industrial enterprises, an educated work force, well-designed and developed infrastructure and a competitive tax structure. These advantages are reflected by the area’s major commercial employers such as Altria, Genworth Financial, Markel Corporation, Pfizer Pharmaceuticals, Hewlett Packard, Kraft Foods, WellPoint, United Parcel Service, Verizon, Philip Morris, Dupont and others. This economic environment has historically offered a wealth of job opportunities for the residents of the Richmond area.

Lending Services

BVA offers a full range of short-to-medium term commercial and personal loans, in addition to its core lending in owner occupied and non-owner occupied commercial real estate loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. Consumer loans and lines of credit include secured and unsecured loans for financing automobiles, home improvements, education and personal investments. The Bank does not currently provide new loans for land acquisition, development and construction. Historically, the Bank has not originated significant volume of one-to-four family residential loans.

The Bank partnered with Stonegate Mortgage Corporation in a held-for-sale residential mortgage program beginning in December 2012. This program represented a high-quality, low-risk bridge strategy to increase the Bank’s net interest income while other organic loan programs were being developed. During the quarter ended June 30, 2013 this program was discontinued.

In 2013 the Bank launched a new initiative partnering with GradCapital, LLC to purchase rehabilitated student loans that are 98% guaranteed by the US Government and serviced by Xerox Education Service. During 2013 the Bank purchased an aggregate of $59.7 million of such loans.

Banking Services

BVA offers a full range of deposit services that include interest-bearing and non interest-bearing checking accounts, commercial accounts, savings and money market accounts, as well as certificates of deposit and individual retirement accounts (IRAs). We solicit these accounts from individuals, businesses, and other organizations. These accounts are tailored to our principal market area at rates competitive to those offered in our market area. All deposit accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the maximum amount allowed by law (subject to aggregation rules).

Other Deposit Banking Services

BVA offers online banking, remote deposit capture, mobile banking, text banking, safe deposit boxes, cashier’s checks, banking by mail, and direct deposit. BVA is associated with a worldwide Automated Teller Machines (“ATMs”) network that is convenient for and offered free to our customers. BVA also offers debit card and credit card services through a correspondent bank, as well as 24-hour telephone banking. BVA is committed to meeting the challenges technology and provides its customers with the latest technological bank products.

Market Share and Competition

Excluding Capital One Bank, which gathers deposits nationwide over the Internet, as of June 30, 2013, there were 359 banking offices, representing 34 financial institutions, operating in the Richmond, Virginia metropolitan statistical area (“MSA”) and holding just over $31.0 billion in deposits including $205.4 million held by Bank of Virginia or 0.66% of the MSA. Within the MSA, our primary market is Chesterfield County, where we had $136.8 million, or 4.1% of a $3.9 billion market base. In addition, our remaining deposits come from our small but growing presence in Henrico County. We believe that our management team and the economic and demographic dynamics of our service area combined with our business strategy will allow us to gain a larger share of both areas’ deposits.

The financial services industry is highly competitive and changes in the competitive landscape continue to affect all aspects of BVA’s business. Our competitors include large national, super regional and regional banks like Wells Fargo, Bank of America, SunTrust and BB&T, as well as numerous community banks competing for the same customer base.

Broadly, competition among providers of financial products and services continues to increase, with consumers having the opportunity to select from a growing variety of traditional and nontraditional alternatives. The industry continues to consolidate, which affects competition by eliminating some regional and community institutions, while strengthening the franchises of acquirers. The ability of non bank financial entities to provide services previously reserved for commercial banks has also intensified competition.

In the two Virginia counties in which BVA operates, the strongest competition is other local community banks, savings and loan associations, credit unions, mortgage companies, finance companies, and insurance companies and others providing financial services. Many competitors have greater capital resources and more access to long-term, lower cost sources of funding. They may have extensive advertising campaigns, larger branch networks, and offer a broader selection of services and products. Some competitors have other advantages, such as tax exemption in the case of credit unions, and lesser regulation in the case of mortgage companies and specialty finance companies. These various factors make deposit competition strong among institutions in our primary market area.

Funding Activities

Deposits are the primary source of funds for BVA’s lending and investing activities and their cost is the largest category of interest expense. Scheduled payments, as well as prepayments, and maturities from portfolios of loans and investment securities also provide a stable source of funds. Federal Home Loan Bank (“FHLB”) advances and other secured borrowings all provide supplemental liquidity sources. BVA’s funding activities are monitored and governed through BVA’s overall asset-liability management process. BVA conducts its funding activities in compliance with all applicable laws and regulations. The following is a brief description of the various sources of funds used by BVA.

Deposits.  Deposits, BVA’s most attractive source of funding because of their stability and relative cost, are attracted principally from clients within BVA’s branch and borrower network and our general market area. We offer a broad selection of deposit instruments to individuals and businesses, including noninterest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money market deposit accounts, certificates of deposit and individual retirement accounts. Deposit account terms vary with respect to the minimum balance required, the time period the funds must remain on deposit and service charge schedules. Interest rates paid on specific deposit types are determined based on (i) the interest rates offered by competitors, (ii) the anticipated amount and timing of funding needs, (iii) the availability and cost of alternative sources of funding, and (iv) the anticipated future economic and interest rate conditions. BVA has also obtained a portion of its deposit base through wholesale funding products.

Federal Home Loan Bank (“FHLB”) Borrowings and Other Borrowings.  BVA’s ability to borrow funds from non-deposit sources provides additional flexibility in meeting its liquidity needs as well as managing its cost of funds. Non-deposit funding options include Federal Funds purchased, securities sold under repurchase agreements, and short-term and long-term FHLB borrowings.

Investment Activities

BVA invests in securities that comply with all applicable regulations and that meet with Board approval. Permissible securities are U.S. government and agency debt obligations; agency guaranteed mortgage-backed securities; state, county, and municipal securities; money market instruments; mutual funds; corporate bonds and trust preferred securities. A balanced maturity distribution is sought in order to minimize the market exposure of investments in any one year. BVA’s investment activities are governed internally by a written, Board-approved policy. The investment policy is carried out by BVA’s Chief Executive Officer and Chief Financial Officer in conjunction with the Asset-Liability Committee (“ALCO”).

Investment strategies are reviewed by the Board’s ALCO based on the interest rate environment, balance sheet mix, actual and anticipated loan demand, funding opportunities and the overall interest rate sensitivity of BVA. In general, the investment portfolio is managed in a manner appropriate to the attainment of the following goals: (i) to provide a sufficient balance of liquid securities to meet unanticipated deposit and loan fluctuations and overall funds management objectives; (ii) to provide eligible securities to secure public funds, trust deposits as prescribed by law and other borrowings; and (iii) to earn an appropriate return on funds invested that is commensurate with policy objectives.

Employees

As of December 31, 2013, BVA had 42 full-time equivalent employees. Management of BVA considers its relations with employees to be excellent. No employees are represented by a union or any similar group, and BVA has never experienced any strike or labor dispute.

SUPERVISION AND REGULATION

The regulatory framework applicable to Cordia and BVA is designed to protect depositors, federal deposit insurance funds and the banking system as a whole, and not to protect security holders. Such statutes, regulations and policies are continually under review by Congress, state legislatures, and federal and state regulators. A change in statutes, regulations or regulatory policies, including changes in interpretation or implementation thereof, could have a material effect on our business.

General

As a bank holding company, Cordia is subject to regulation, examination and supervision by the Board of Governors of the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and by the Virginia Bureau of Financial Institutions (“VBFI”). BVA is a Virginia state-chartered commercial bank and a member of the Federal Reserve Bank of Richmond, and its deposits are insured by the FDIC. It is subject to regulation, examination and supervision by the Federal Reserve and the VBFI. Numerous federal and state laws, as well as regulations promulgated by the Federal Reserve, the FDIC and state banking regulators, govern almost all aspects of the operation of BVA.

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

Capital Requirements

The Federal Reserve has adopted guidelines pursuant to which it assesses the adequacy of capital in examining and supervising state-chartered member banks such as BVA. These guidelines include quantitative measures that assign risk weightings to assets and off-balance sheet items and that define and set minimum regulatory capital requirements. Bank holding companies with consolidated assets of less than $500 million that are not engaged in significant nonbanking activities, do not conduct significant off-balance sheet activities, and do not have a material amount of debt or equity securities outstanding that are registered with the SEC are not subject to the Federal Reserve’s capital adequacy guidelines for bank holding companies.

As of December 31, 2013, BOVA’s capital levels were above those currently required to be deemed “well-capitalized.”

Federal banking regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition.

On July 9, 2013, the federal bank regulatory agencies issued a final rule that will revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision (“Basel III”) and certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank

Act”). The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies.

The rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.

The rule also includes changes in what constitutes regulatory capital, some of which are subject to a two-year transition period. These changes include the phasing-out of certain instruments as qualifying capital. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock will be required to be deducted from capital, subject to a two-year transition period. Finally, Tier 1 capital will include accumulated other comprehensive income (which includes all unrealized gains and losses on available for sale debt and equity securities), subject to a two-year transition period.

The new capital requirements also include changes in the risk-weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and non-residential mortgage loans that are 90 days past due or otherwise on nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; a 250% risk weight (up from 100%) for mortgage servicing rights and deferred tax assets that are not deducted from capital; and increased risk-weights (from 0% to up to 600%) for equity exposures.

Finally, the rule limits capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

The final rule becomes effective on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.5% on January 1, 2019.

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

Under the prompt corrective action provisions, if a controlled bank is undercapitalized, then the regulators could require the bank holding company to guarantee the bank’s capital restoration plan. In addition, if the Federal Reserve believes that a bank holding company’s activities, assets or affiliates represent a significant risk to the financial safety, soundness or stability of a controlled bank, then the Federal Reserve could require the bank holding company to terminate the activities, liquidate the assets or divest the affiliates. The regulators may require these and other actions in support of controlled banks even if such actions are not in the best interests of the bank holding company or its stockholders. Because Cordia is a bank holding company, Cordia is viewed as a source of financial and managerial strength for any controlled depository institutions, like BVA.

The Dodd-Frank Act also directs federal bank regulators to require that all companies that directly or indirectly control an insured depository institution serve as sources of financial strength for the institution. The term “source of financial strength” is defined under the Dodd-Frank Act as the ability of a company to provide financial assistance to its insured depository institution subsidiaries in the event of financial distress. The appropriate federal banking agency for such a depository institution may require reports from companies that control the insured depository institution to assess their abilities to serve as sources of strength and to enforce compliance with the source-of-strength requirements. The appropriate federal banking agency may also require a holding company to provide financial assistance to a bank with impaired capital. Under this requirement, in the future we could be required to provide additional financial assistance to BVA should it experience financial distress.

In addition, any capital loans by Cordia to BVA will be subordinate in right of payment to deposits and certain other indebtedness of BVA. In the event of our bankruptcy, any commitment by us to a federal bank regulatory agency to maintain the capital of BVA will be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

Dividends

Cordia is a legal entity separate and distinct from BVA and its subsidiaries. The principal source of funds for Cordia’s payment of any future dividends on its capital stock and principal and interest on its debt is dividends from BVA. Various federal and state statutory provisions and regulations limit the amount of dividends, if any, Cordia and BVA may pay without regulatory approval.

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

Federal bank regulators have the authority to prohibit BVA from engaging in unsafe or unsound practices in conducting its business, and the payment of dividends, depending on the bank’s financial condition, could be deemed an unsafe or unsound practice. The ability of BVA to pay dividends in the future is subject to regulatory approval.

Deposit Insurance and Assessments

Deposits held by BVA are insured by the DIF as administered by the FDIC up to the maximum amount deposit insurance amount of $250,000 per depositor, per insured depository institution for each account ownership category.

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

Transactions with Affiliates and Insiders

A variety of legal limitations restrict BVA from lending or otherwise supplying funds or in some cases transacting business with Cordia or its nonbank subsidiaries. BVA is subject to Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W. Section 23A places limits on the amount of covered transactions which include loans or extensions of credit to, investments in or certain other transactions with, affiliates as well as the amount of advances to third parties collateralized by the securities or obligations of affiliates. The aggregate of all covered transactions is limited to 10% of the bank’s capital and surplus for any one affiliate and 20% for all affiliates. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements ranging from 100% to 130%. Also, banks are prohibited from purchasing low quality assets from an affiliate.

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

Regulatory Examination

Cordia and BVA must undergo regular on-site examinations by the appropriate banking agencies. A bank regulator conducting an examination has complete access to the books and records of the examined institution. The results of the examination are confidential. The cost of examinations may be assessed against the examined institution as the agency deems necessary or appropriate.

State Law and Regulation

BVA, as a Virginia state-chartered institution, is subject to regulation by the VBFI, which conducts regular examinations to ensure that its operations and policies conform with applicable law and safe and sound banking practices. Among other things, state law regulates the amount of credit that can be extended to any one borrower and the amount of money that can be invested in various types of assets. BVA generally cannot extend credit to any one borrower in an amount greater than 15% of the sum of BVA’s capital, surplus and loan loss reserve. Direct, indirect and related debt are including in the calculation of the exposure to one borrower or obligor. State law also regulates the types of loans BVA can make.

Community Reinvestment Act

The Community Reinvestment Act (the “CRA”) requires that the appropriate federal bank regulator evaluate the record of our banking subsidiary in meeting the credit needs of its local community, including low and moderate income neighborhoods. These evaluations are considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could result in additional requirements and limitations on the bank. As of Cordia’s last CRA regulatory exam, completed on April 1, 2013, BVA received a rating of “satisfactory.”

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

The Dodd-Frank Act contains provisions on credit risk retention that require federal banking regulators to adopt regulations mandating the retention of 5% of the credit risk of certain assets transferred, sold or conveyed through issuances of asset-backed securities. Regulations being implemented will provide for the allocation of the risk retention obligation between securitizers and originators of loans.

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

Anti-Money Laundering

Financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls; a designated compliance officer; an ongoing employee training program; and the periodic testing of the program. BVA is prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence in dealings with foreign financial institutions and foreign customers. We also must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions. Recent laws provide law enforcement authorities with increased access to financial information maintained by banks. Anti-money requirements have been substantially strengthened as a result of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”), enacted in 2001 and renewed in 2006 and extended, in part, in 2011. Bank regulators routinely examine institutions for compliance with these requirements and must consider compliance in connection with the regulatory review of applications.

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

EXECUTIVE OFFICERS

The following individuals currently serve as executive officers of Cordia and BVA.

Name	Position
Jack Zoeller	President and Chief Executive Officer of Cordia
Chairman of the Board and Chief Executive Officer of BVA
Richard Dickinson	President and Chief Operating Officer of BVA
Mark Severson	Executive Vice President and Chief Financial Officer of Cordia and BVA
Roy Barzel	Executive Vice President and Chief Credit Officer, BVA
Don Andree	Executive Vice President, BVA
Christy Quesenbery	Senior Vice President, Operations of BVA
Robert Sims	Senior Vice President, Retail Banking of BVA

Below is information about our executive officers who are not also directors. Ages presented are as of December 31, 2013.

Don Andree joined BVA as Senior Vice President — Special Assets in May 2011 and was promoted to Executive Vice President in September 2013. Prior to BVA, Mr. Andree spent 14 years at SunTrust Bank where his most recent position was Senior Vice President and Regional Manager for the Special Assets/Residential Builder group in the Mid-Atlantic Region. Formerly he served as Regional Credit Officer for greater Richmond and western Virginia. Age 60.

Roy Barzel joined BVA as Executive Vice President and Chief Credit Officer in April 2011. Prior to joining BVA, Mr. Barzel spent 25 years at SunTrust Bank in Richmond where his most recent position was Senior Vice President and Regional Credit Officer for commercial real estate in the Mid-Atlantic region. Formerly he served as the Senior Credit Officer for residential builders and land developers for all of SunTrust. Age 62.

Richard Dickinson has served as President and Chief Operating Officer of BVA since January 2012. From May 2011 to his appointment as President, Mr. Dickinson served as Executive Vice President. Throughout his tenure at BVA he has served as Chief Operating Officer. Prior to joining BVA, Mr. Dickinson spent his career with SunTrust Bank, serving in a variety of senior lending, credit and special asset positions, primarily in Richmond and most recently as Senior Credit Officer and Executive Vice President of Commercial Real Estate for all of SunTrust. Age 53.

Christy Quesenbery joined BVA as Senior Vice President — Operations in November 2011. Prior to Bank of Virginia, Ms. Quesenbery had over 30 years of banking experience, including most recently four years as Senior Vice President and Chief Administrative Officer at Virginia Partners Bank in Fredericksburg, VA. Age 55.

Mark Severson joined BVA as Executive Vice President — Chief Financial Officer of Cordia and BVA in September 2013. Prior to Bank of Virginia Mr. Severson had over 37 years of banking experience and had been Chief Financial Officer of several large financial institutions, including as Executive Vice President and Chief Financial Officer of Chemung Financial Corporation in Elmira, NY, from 2012 – 13 and prior to that as Executive Vice President and Chief Financial Officer of FNB United in Ashboro, NC, from 2007 – 2011. Age 59.

Robert Sims joined BVA as Senior Vice President — Retail Banking in September 2012. Prior to joining BVA, Mr. Sims was President/Founder of Sims Development Group in Stuart, FL from 2011 to 2012. Prior to that he served 24 years in senior retail, marketing and treasury positions in three banking institutions, including most recently as Senior Vice President of NBT Bancorp in Norwich, NY. Age 48.

Item 1A.	Risk Factors

RISK FACTORS

The current economic conditions pose significant challenges that could adversely affect our financial condition and results of operations.

Our success depends to a large degree on the general economic conditions in Central Virginia, which is our primary market. Our market is recovering from a significant downturn in which we saw falling home prices, rising foreclosures and an increased level of commercial and consumer delinquencies. If economic conditions were to deteriorate again, we could experience any of the following consequences, each of which could further adversely affect our business:

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

Future economic conditions in our market will also depend on factors outside of our control such as political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government, military and fiscal policies and inflation.

An inability to maintain our regulatory capital position could adversely affect our operations.

At December 31, 2013, BVA was classified as “well capitalized” for regulatory capital purposes. However, impairments to BVA’s loan or securities portfolio, declines in BVA’s earnings or a combination of these or other factors could change BVA’s capital position in a relatively short period of time. If we are unable to remain “well capitalized,” we will not be able to renew or accept brokered deposits without prior regulatory approval or offer interest rates on our deposit accounts that are significantly higher than the average rates in our market area. As a result, it could be more difficult for us to attract new deposits as our existing brokered and other deposits mature and do not rollover and to retain or increase non-brokered deposits. If we are not able to attract new deposits, our ability to fund our loan portfolio may be adversely affected. In addition, we would pay higher insurance premiums to the FDIC, which will reduce our earnings. Another adverse consequence of a decline in regulatory capital is that additional capital would be harder to raise.

Cordia may be unsuccessful in raising additional capital as needed, and a successful capital raise would dilute existing shareholders and possibly cause our stock price to decline.

At December 31, 2013, BVA was classified as “well capitalized” for regulatory capital purposes. Cordia may have a need to raise additional capital to support growth. Cordia may be unsuccessful in raising additional capital if the market is not receptive to offerings by small community banks. Furthermore, if we are successful in raising additional capital, the issuance of additional equity securities could be dilutive to holders of our common stock and the market price of our common stock could decline as a result of any such sales. Management cannot predict or estimate the amount, timing or nature of any future equity offerings. Thus, our shareholders bear the risk of our future offerings reducing the market price of our common stock and diluting their stock holdings. There is no assurance that any such offering or issuance of equity securities may be able to be completed.

Our allowance for loan losses may not be adequate to cover actual losses.

Like all financial institutions, we maintain an allowance for loan losses (“ALL”) to provide for probable losses. Our ALL may not be adequate to cover actual loan losses and future provisions for loan losses could materially and adversely affect our operating results. The determination of the appropriate level of the ALL inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Our ALL is determined by analyzing historical loan losses, current trends in delinquencies and charge-offs, plans for problem loan resolution, changes in the size and composition of the loan portfolio, and industry information. Also included in management’s estimates for loan losses are considerations with respect to the impact of economic events, the outcome of which are uncertain.

The application of the acquisition method of accounting impacted Cordia’s and, subsequently, BVA’s ALL. Under the acquisition method of accounting, all loans were recorded in Cordia’s financial statements at their fair value at the time of acquisition and the related ALL was eliminated because the fair value at the time was determined by the net present value of the expected cash flows taking into account estimated credit quality. We may in the future determine that our estimates of fair value are too high, in which case we would provide for additional loan losses associated with acquired loans.

The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review our loans and ALL. Although management believes that our ALL is adequate to provide for probable losses, there are no assurances that future increases in the ALL will not be needed or that regulators will not require us to increase our allowance. Either of these occurrences could materially and adversely affect our earnings and profitability.

BVA’s small-to-medium sized business clientele may have limited financial resources to weather a prolonged downturn or continued stress period in the economy.

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

At December 31, 2013, we had securities classified as available for sale totaling $24.6 million and securities classified as held to maturity totaling $14.8 million. At such date, the aggregate net unrealized loss on available-for-sale securities totaled $49 thousand. We increase or decrease stockholders’ equity by the amount of the change in the unrealized gain or loss (the difference between the estimated fair value and the amortized cost) of the available-for-sale securities portfolio, under the category of accumulated other comprehensive income. Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported stockholders’ equity, as well as book value per common share and tangible book value per common share. This decrease will occur even though the securities are not sold. In the case of debt securities, if these securities are never sold and there are no credit impairments, the decrease will be recovered at the maturity of the securities. In the case of equity securities that have no stated maturity, the declines in fair value may or may not be recovered over time.

We conduct periodic reviews and evaluations of our entire securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. Factors that we considered in our analysis of debt securities include, but are not limited to, intent to sell the security, evidence available to determine if it is more likely than not that we will have to sell the securities before recovery of the amortized cost, and probable credit losses. Probable credit losses are evaluated based upon, but are not limited to: the present value of future cash flows, the severity and duration of the decline in fair value of the security below its amortized cost, the financial condition and near-term prospects of the issuer, whether the decline appears to be related to issuer conditions or general market or industry conditions, the payment structure of the security, failure of the security to make scheduled interest or principal payments, and changes to the rating of the security by rating agencies. We generally view changes in fair value for debt securities caused by changes in interest rates as temporary, which is consistent with our experience. If we deem such decline to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of noninterest income. For the year ended December 31, 2013, we did not have any other-than-temporary impairment (“OTTI”) in our securities portfolio.

BVA is subject to interest rate risk that may negatively affect its financial performance.

BVA’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets, such as loans and securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond BVA’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, could influence not only the interest BVA receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) BVA’s ability to originate loans and obtain deposits, and (ii) the fair value of BVA’s financial assets and liabilities. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, BVA’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

BVA may lose members of its management team and have difficulty attracting skilled personnel.

BVA’s success depends, in large part, on its ability to attract and retain key people. Competition for the best people can be intense and BVA may not be able to hire such people or to retain them. The unexpected loss of services of key personnel of BVA could have a material adverse impact on its business because of their skills, knowledge of BVA’s market, years of industry experience and the difficulty of promptly finding qualified replacement personnel. In addition, recent regulatory proposals and guidance relating to compensation may negatively impact BVA’s ability to retain and attract skilled personnel.

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

New capital rules generally require insured depository institutions to hold more capital. The impact of the new rules on our financial condition and operations is uncertain but could be materially adverse.

In July 2013, the Federal Reserve Board adopted final rules for the Basel III capital framework. These rules substantially amend the regulatory risk-based capital rules applicable to BVA. The rules phase in over time beginning in 2015 and will become fully effective in 2019. Beginning in 2015, BVA's minimum capital requirements will be (i) a common Tier 1 equity ratio of 4.5%, (ii) a Tier 1 capital (common Tier 1 capital plus additional Tier 1 capital) of 6% (up from 4%) and (iii) a total capital ratio of 8% (the current requirement). BVA's leverage ratio requirement will remain at the 4% level now required. Beginning in 2016, a capital conservation buffer will phase in over three years, ultimately resulting in a requirement of 2.5% on top of the common Tier 1, Tier 1 and total capital requirements, resulting in a required common Tier 1 equity ratio of 7%, a Tier 1 ratio of 8.5%, and a total capital ratio of 10.5%. Failure to satisfy any of these three capital requirements will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions. As of December 31, 2013, BVA would not exceed all capital adequacy requirements under Basel III to be considered well capitalized on a fully phased-in basis if such requirements were currently effective.

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

In addition, we provide our customers with the ability to bank remotely, including over the Internet and over the telephone. The secure transmission of confidential information over the Internet and other remote channels is a critical element of remote banking. Our network could be vulnerable to unauthorized access, computer viruses, phishing schemes and other security breaches. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that our activities or the activities of our customers involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, regulatory scrutiny, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in our systems and could materially and adversely affect us.

Additionally, financial products and services have become increasingly technology-driven. Our ability to meet the needs of our customers competitively, and in a cost-efficient manner, is dependent on the ability to keep pace with technological advances and to invest in new technology as it becomes available. Many of our competitors have greater resources to invest in technology than we do and may be better equipped to market new technology-driven products and services. The ability to keep pace with technological change is important, and the failure to do so could have a material adverse impact on our business and therefore on our financial condition and results of operations.

We do not plan to pay cash dividends in the foreseeable future.

We do not expect to pay cash dividends on our common stock in the foreseeable future. Our ability to declare and pay cash dividends will depend, among other things, upon restrictions imposed by the reserve and capital requirements of Virginia law and federal banking regulations, our income and financial condition, tax considerations, and general business conditions. The payment of dividends is subject to prior regulatory approval.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

BVA owns three branch locations. The main office located at 11730 Hull Street Rd., Midlothian, Virginia 23112 is approximately 9,000 square feet and also houses most support operations. The Patterson branch is at 10501 Patterson Road, Richmond, Virginia. The third branch location is in Colonial Heights, Virginia. The property has the potential to be a full service branch or a loan production office and is currently functioning as an ATM location. BVA’s other three facilities presently in operation are leased. Two leased facilities, (906 Branchway Road, Richmond, Virginia and 4023 West Hundred Road, Chester, Virginia) are full service branches and include drive-up access and safe deposit boxes. The latter branch contains a lease provision allowing for the purchase of the location at a predefined price. The Woodlake retail branch was closed in 2011 with regulatory approval and the building is now used for operational support offices and houses an ATM. This lease is for ten years with four 5-year renewal terms available after the initial term. All of BVA’s properties are in good operating condition and are adequate for BVA’s present needs.

Item 3.	Legal Proceedings

Neither the Company nor the Bank is a party to, nor is any of their property the subject of, any material legal proceedings other than ordinary routine litigation incident to their businesses.

Item 4.	Mine Safety Disclosures

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of Cordia common stock are listed and trade on the Nasdaq Capital Market under the symbol “BVA.”. Cordia has not paid any dividends on its common stock since its formation. As of March 3, 2014, there were approximately 271 holders of record of Cordia common stock.

The following table sets forth the high and low sales prices of the common stock as reported on the NASDAQ Capital Market for the four quarters of 2013. Cordia common stock commenced trading on the NASDAQ Capital Market on April 1, 2013.

Quarter	High	Low
First quarter	$—	$—
Second quarter	8.00	3.79
Third quarter	5.50	3.83
Fourth quarter	4.99	4.11

Cordia did not repurchase any of its common stock during the fourth quarter or the year ended December 31, 2013 and did not have any outstanding repurchase authorizations during that period. Approval of banking regulators is required for any redemption of any outstanding stock or debt obligations of Cordia.

See Item 1 — Business — Supervision and Regulation — Dividends for more information relating to restrictions on dividends.

Item 6.	Selected Financial Data

Summarized Balance Sheet Data at December 31, (dollars in thousands, except per share amounts)	2013	2012	2011
Loans, net of unearned income	$174,007	$113,070	$106,947
Allowance for loan losses	1,489	2,110	2,285
Securities	39,320	18,511	25,578
Total Assets	235,148	178,696	165,551
Deposits	210,814	154,428	147,980
Other indebtedness	10,000	10,000	5,113
Stockholders' equity	13,287	13,139	11,135
Book value per share	$4.78	$4.24	$4.39

Summarized Earnings Data for the Years ended December 31, (dollars in thousands)	2013	2012	2011
Total interest income	$9,865	$8,441	$10,369
Total interest expense	1,808	1,552	1,778
Net interest income before provision for loan losses	8,057	6,889	8,591
Provision for loan losses	19	588	2,763
Net interest income after provision for loan losses	8,038	6,301	5,828
Non-interest income	300	252	120
Non-interest expense	7,642	7,279	13,243
Income (loss) before non-controlling interest	696	(726)	(7,295)
Less non-controlling interest	—	182	2,881
Net income (loss) attributable to Cordia	$696	$(544)	$(4,414)

Selected Per Share Data At or for the years ended December 31,	2013	2012	2011
Weighted average shares outstanding, basic	2,602,357	1,705,112	1,497,982
Basic income (loss) per share	$0.27	$(0.32)	$(2.95)
Weighted average shares outstanding, diluted	2,615,387	1,705,112	1,497,982
Diluted income (loss) per share	$0.27	$(0.32)	$(2.95)

Selected Ratios At or for the years ended December 31,	2013	2012	2011
Return on average assets	0.30%	(0.44)%	(2.36)%
Return on average equity	5.07%	(5.80)%	(30.57)%
Average equity to average assets	5.86%	7.52%	6.11%
Leverage ratio(1)	6.09%	8.71%	7.34%
Total risk-based capital(1)	11.25%	13.55%	12.06%
Net interest margin	3.64%	4.20%	4.87%

(1)	Ratios are for Bank of Virginia.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist the reader in understanding and evaluating the financial condition and results of operations of Cordia and its wholly owned subsidiary, Bank of Virginia (“BVA”). This discussion and analysis should be read in conjunction with Cordia’s financial statements and related notes thereto located elsewhere in this report.

Executive Overview

During 2013, the Company substantially modified its lending and funding activities. The Bank purchased $59.7 million of rehabilitated student loans that are 98% guaranteed by the U.S. Government and serviced by Xerox Education Services. Bank of Virginia’s residential mortgage program, involving participations in held-for-sale loans packaged for sale to Ginnie Mae and Fannie Mae, was increased from $30 million to $60 million during the first quarter of 2013, and discontinued in the second quarter.

The Bank also significantly expanded its deposit base, primarily involving institutional certificate of deposit accounts (at average rates lower than the Bank’s prevailing retail rates) and retail transaction accounts, while substantially reducing its cost of funds.

In the first quarter of 2013, the Company completed its Plan of Share Exchange with Bank of Virginia, effectively combining the two shareholder bases.

The Company achieved a profit in all four quarters and the year as a whole.

The Company rounded out its management team by hiring an Executive Vice President and Chief Financial Officer with extensive banking experience including all aspects of raising capital and evaluating strategic growth alternatives. The remaining members of our highly qualified senior management team and board of directors have been in place for several years and represent a stable pool of talent to guide our future growth.

The Company believes that it has fully addressed its legacy issues involving management and credit quality. Management believes the Company is well positioned to raise an incremental amount of capital, increase its core earnings, and launch the first stages of its growth strategy.

During the past three years, the Company has spent much time restructuring the balance sheet as we worked through asset quality issues, recruited new staff, and reorganized our lending and deposit activities while addressing the requirements of BVA’s Written Agreement. The Written Agreement was lifted in August 2013.

Interest income increased in 2013 primarily as the result of increasing the loans held for investment through the guaranteed student loan program initiated in the second quarter of 2013. Non-interest expense increased in 2013 due to the additional hiring of two officers and an Executive Vice President and Chief Financial Officer. Net of salaries and employee benefits, non-interest expense decreased in 2013 as a result of the company’s continued efforts to control expenses.

During 2013, BVA continued to deploy its new credit disciplines as resolutions of problem assets and new loan originations accelerated. BVA benefited from three business development officers hired in the prior year who specialize in commercial lending, brought portions of their portfolios to the bank, and continued to originate high-quality loans through new customer contacts. BVA is also partnering with other business entities to participate in loan programs which bring increased loan production to the bank without a compromise of asset quality or material capital risk.

BVA’s senior credit management team hired in 2011 has continued to dedicate a large portion of their time to portfolio management, training staff, resolving problem assets, as well as maintaining detailed and accurate credit risk grades and ensuring the appropriateness of BVA’s allowance for loan losses. In 2013, BVA again engaged a third-party loan review firm to review the accuracy of this completed work.

Results of Operations

Net Income

Consolidated net income was $696 thousand for the year ended December 31, 2013 compared to a consolidated net loss of $726 thousand for the year ended December 31, 2012. The major factors contributing to the increase in net interest income in 2013 were a significant increase in average earning assets, accretion income recorded on purchased credit impaired loans, and a decrease in the Bank’s overall cost of funds.

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

Net interest income increased $1.2 million from $6.9 million for the year ended December 31, 2012 to $8.1 million for the year ended December 31, 2013. Interest income increased $1.5 million to $9.9 million during 2013 from $8.4 million in 2012. The increase in net interest income in 2013 was primarily due to an increase in average interest-earning assets of $57.6 million or 35.2% for the year ended December 31, 2013 offset by a significant reduction in net interest margin of 56 basis points. The yield on loans held for investment includes the annualized impact of accretion on purchased loans.

Interest expense for the year ended December 31, 2013 was $1.8 million, compared to $1.6 million for the year ended December 31, 2012. The increase of $200 thousand was due to a decline in time deposit amortization (a reduction in interest expense) of $400 thousand from $569 thousand in 2012 to $169 thousand in 2013. In addition, interest expense on FHLB borrowing increased by $141 thousand from $164 thousand for the year ended December 31, 2013 to $23 thousand for the year ended December 31, 2012. The increase in FHLB interest expense was primarily the result of a new fixed rate FHLB borrowing at the end of 2012. This increase was offset by a $285 thousand decline in cost of deposits related to an improvement in pricing strategy and funding mix. The reduction in cost of deposits was achieved while also increasing deposit funding by $56.4 million or 36.5% from 2012 to 2013.

Net interest margin was 3.64% and 4.20% for the years ended December 31, 2013 and 2012, respectively. The decrease in net interest margin was primarily the result of a decrease in the yield on loans held for investment caused by the addition of the guaranteed student loan portfolio to the balance sheet in the first quarter of 2013 and the Company's held-for-sale residential mortgage program that was terminated in the second quarter of 2013. In addition, the cost of total deposits decreased to 0.79% from 1.02% for the years ended December 31, 2013 and 2012, respectively, primarily through shifting the retail deposit mix away from time deposits into transaction accounts as well as lower cost time deposits. The Company’s balance sheet is in an asset sensitive position as of December 31, 2013.

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

For the years ended December 31, (dollars in thousands)	2013			2012			2011
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning Assets:
Loans held for investment	$170,200	$9,366	5.50%	$113,101	$7,784	6.88%	$127,586	$9,710	7.61%
Securities available for sale	23,159	426	1.84%	18,250	587	3.22%	29,082	610	2.10%
Federal Funds and deposits with banks	28,089	73	0.26%	32,503	70	0.22%	19,565	49	0.25%
Total earning assets	221,448	9,865	4.45%	163,854	8,441	5.15%	176,233	10,369	5.88%
Allowance for loan losses	(2,788)			(5,744)			(7,646)
Other assets	14,480			8,467			18,724
Total	$233,140			$166,577			$187,311
Interest-bearing liabilities:
Demand deposits	$13,919	56	0.40%	$13,362	81	0.61%	$9,861	40	0.41%
Savings deposits	49,376	196	0.40%	21,385	109	0.51%	19,981	120	0.60%
Time deposits	124,911	1,392	1.11%	98,099	1,339	1.36%	117,876	1,562	1.33%
FHLB borrowings	10,000	164	1.64%	3,251	23	0.71%	8,781	56	0.64%
Total interest-bearing liabilities	198,206	1,808	0.91%	136,097	1,552	1.14%	156,499	1,778	1.14%
Demand deposits	20,662			17,026			15,545
Other liabilities	681			926			828
Stockholders' equity	13,591			12,528			14,439
Total	$233,140			$166,577			$187,311
Net interest income		$8,057			$6,889			$8,591
Net interest rate spread			3.54%			4.01%			4.75%
Net interest margin			3.64%			4.20%			4.87%

The table below analyzes interest income, interest expense, and net interest income for the year ended December 31, 2013 compared to the year ended December 31, 2012 and the year ended December 31, 2012 compared to the year ended December 31, 2011.

	2013			2012
	Increase (decrease) due to changes in:			Increase (decrease) due to changes in:
(dollars in thousands)	Average Volume	Average Rate	Increase (Decrease)	Average Volume	Average Rate	Increase (Decrease)
Interest Income:
Loans	$3,930	$(2,348)	$1,582	$(1,044)	$(882)	$(1,926)
Securities available for sale	158	(319)	(161)	53	(76)	(23)
Federal Funds and deposits with banks	(10)	13	3	21	—	21
Total interest income	4,078	(2,654)	1,424	(970)	(958)	(1,928)
Interest Expense:
Demand deposits	3	(28)	(25)	17	24	41
Savings deposits	143	(56)	87	10	(21)	(11)
Time deposits	366	(313)	53	(680)	457	(223)
FHLB borrowings	48	93	141	(44)	11	(33)
Total interest expense	560	(304)	256	(697)	471	(226)
Change in net interest income	$3,518	$(2,350)	$1,168	$(273)	$(1,429)	$(1,702)

Provision for Loan Losses

Provision expense was $19 thousand during the year ended December 31, 2013 as compared to $588 thousand during the year ended December 31, 2012. This amount reflects our emphasis on highly accurate risk rating processes, early detection of problem loans, accurate assessment of the extent of losses and aggressive management of problem loans through restructures, refinancing to other institutions, or other means of mitigating potential losses. The allowance for loan losses was $1.5 million at December 31, 2013, compared to $2.1 million at December 31, 2012.

An analysis of the changes in the allowance for loan losses is presented under the caption “— Allowance for Loan Losses” on page 26.

Non-interest Income

Non-interest income for the year ended December 31, 2013 was $300 thousand, compared to $252 thousand for the year ended December 31, 2012. The improvement was primarily the result of a net loss on the sale of AFS securities that was recorded in 2012.

The following table sets forth the principal components of non-interest income:

For the years ended December 31, (dollars in thousands)	2013	2012
Service charges on deposit accounts	$132	$134
Net loss on sale of “AFS” securities	—	(30)
Other fee income, net	168	148
Total non-interest income	$300	$252

Non-interest Expense

Non-interest expense increased $363 thousand to $7.6 million for the year ended December 31, 2013 from $7.3 million for the year ended December 31, 2012. This increase was primarily the result of a $536 thousand increase in salaries and employee benefits as the Company hired Senior Vice Presidents responsible for retail banking (October 2012) and accounting (January 2013) as well as an Executive Vice President and Chief Financial Officer (September 2013). Additionally in salaries and benefits, there were increases in incentive compensation, contract labor, and employee benefits of $169 thousand, $80 thousand, and $53 thousand respectively. The increase in salaries and employee benefits was partially offset by decreases in professional services, occupancy, supplies and equipment, and other non-interest expense.

The following table sets forth the primary components of non-interest expense:

For the years ended December 31, (dollars in thousands)	2013	2012
Salaries and employee benefits	$4,216	$3,680
Professional services	501	590
Occupancy	565	664
Data processing and communications	548	518
FDIC assessment and bank fees	461	511
Loan expenses including OREO	275	78
Other real estate expenses	48	157
Gain on sale of OREO	(36)	(86)
Supplies and equipment	274	363
Insurance	166	114
Director's fees	138	150
Marketing and business development	88	57
Other	398	483
Total non-interest expense	$7,642	$7,279

Income Tax Expense

Under the provisions of the Internal Revenue Code, the Company has approximately $18.5 million of net operating loss carryforwards (net of Section 382 limitation), which will expire if unused beginning in 2024. As of December 31, 2013, deferred tax assets of $6.9 million have been fully reserved with a valuation allowance. It is estimated that $6.7 million of the valuation allowance is available to be reversed if it is more-likely-than-not that all of the deferred tax asset will be realized. Of the net operating losses that occurred prior to the change in control of BVA in December 2010, the amount of the loss carryforward available to offset taxable income is limited to approximately $254,000 per year for twenty years.

Financial Condition

Loans

Loans represent the largest category of earning assets and typically provide higher yields than the other types of earning assets. Loans carry inherent credit and liquidity risks associated with the creditworthiness of our borrowers and general economic conditions. At December 31, 2013, total loans held for investment (net of reserves) were $172.5 million versus $111.0 million at December 31, 2012. Loans held for sale (at fair market value) were zero and $28.9 million at December 31, 2013 and 2012, respectively.

The following table sets forth the composition of the loan portfolio by category at the dates indicated and highlights our general emphasis on commercial and commercial real-estate lending.

	At December 31,
	2013		2012		2011		2010
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial Real Estate:
Acquisition, development and construction	$3,475	2.0%	$3,313	2.9%	$6,065	5.7%	$9,539	6.9%
Non-owner occupied	28,606	16.4%	30,747	27.2%	30,644	28.7%	30,696	22.3%
Owner occupied	50,500	29.0%	39,570	35.0%	31,790	29.7%	33,924	24.7%
Commercial and industrial	21,085	12.1%	23,488	20.8%	19,492	18.2%	33,125	24.1%
Guaranteed student loans	55,427	31.9%	—	0.0%	—	0.0%	—	0.0%
Consumer:
Residential mortgage	7,156	4.1%	7,260	6.4%	8,003	7.5%	23,817	17.3%
HELOC	7,250	4.2%	8,395	7.4%	10,298	9.6%	3,886	2.8%
Other	508	0.3%	297	0.3%	655	0.6%	2,566	1.9%
Total loans	174,007	100.0%	113,070	100.0%	106,947	100.0%	137,553	100.0%
Allowance for loan losses	(1,489)		(2,110)		(2,285)		(50)
Total loans, net of allowance for loan losses	$172,518		$110,960		$104,662		$137,503

The largest component of the loan portfolio is comprised of various types of commercial real estate loans. At December 31, 2013, commercial real estate loans totaled $82.6 million or 47.4% of the total portfolio, of which, acquisition, development and construction loans were $3.5 million. Guaranteed student loans totaled $55.4 million, commercial and industrial loans, totaled $21.1 million and consumer loans, which were comprised principally of residential mortgage and home equity loans, totaled $14.9 million.

At December 31, 2013, single family residential mortgage loans totaled $7.2 million while home equity lines totaled $7.3 million. Residential real estate loans consisted of first and second mortgages on single or multi-family residential dwellings.

Our loan portfolio also includes consumer lines of credit and installment loans. At December 31, 2013, those consumer loans totaled $508 thousand and represented 0.3% of the total loan portfolio.

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

Loan Maturity Schedule
At December 31, 2013

(dollars in thousands)	Within One Year	Over One Year Within Five Years	Over Five Years	Total
Commercial Real Estate:
Acquisition, development and construction	$1,095	$2,387	$—	$3,482
Other Commercial Real Estate	18,380	41,563	19,357	79,300
Commercial and industrial	8,768	11,483	957	21,208
Guaranteed student loans	39	1,094	54,294	55,427
Consumer	3,597	6,697	4,738	15,032
Totals	$31,879	$63,224	$79,346	$174,449
Loans maturing after one year with:
Fixed interest rates	69,933
Floating interest rates	72,637
Total	$142,570

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

Allowance for Loan Losses

At December 31, 2013, our allowance for loan losses was $1.5 million, or 0.86% of total loans outstanding and 37.8% of non-performing loans. Including the remaining credit mark on the acquired portfolio and excluding the reserve on the guaranteed student loan portfolio, the allowance for loan losses was 1.4% of total loans outstanding less guaranteed student loans. At December 31, 2012, our allowance for loan losses was $2.1 million, or 1.9% of total loans and 38.6% of non-performing loans.

Management has developed policies and procedures for evaluating the overall quality of the loan portfolio, the timely identification of potential problem credits and impaired loans and the establishment of an appropriate allowance for loan losses. The acquired loan portfolio was originally recorded at fair value, which includes a credit mark-to-market, based on the acquisition method of accounting. Loans renewed (performing loans acquired) or originated since the date of our initial investment are evaluated and an appropriate allowance for loan losses is established. Any worsening of acquired impaired loans since the date of Cordia’s investment in BVA is evaluated for further impairment. Additional impairment on acquired impaired loans is recorded through the provision for loan losses. Any improvement in cash flows of acquired impaired loans is amortized as a yield adjustment over the remaining life of the loans. A fuller explanation may be found in the table under the caption “Loans With Deteriorated Credit Quality” regarding accretable and nonaccretable discount. Loan losses are charged against the allowance when management believes the uncollectability of a loan is confirmed, which decreases the balance of the allowance. Subsequent recoveries, if any, are credited back to the allowance.

The allowance consists of a specific component allocated to impaired loans and a general component allocated to the aggregate of all unimpaired loans. The amount of the allowance is established through the application of a standardized model, the components of which are: an impairment analysis of identified loans to determine the level of any specific reserves needed on impaired loans, and a broad analysis of historical loss experience, economic factors and portfolio-related environmental factors to determine the level of general reserves needed. The model inputs include an evaluation of historical charge-offs, the current trends in delinquencies, and adverse credit migration and trends in the size and composition of the loan portfolio, including concentrations in higher risk loan types. Results from regulatory exams are also reflected in these assessments.

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

Changes affecting the allowance for loan losses are summarized in the following table.

For the years ended December 31, (dollars in thousands)	2013	2012	2011	2010
Allowance for loan losses at beginning of period	$2,110	$2,285	$50	$—
Provision for loan losses	19	588	2,763	50
Charge-offs:
Commercial real estate	(289)	(635)	(528)	—
Commercial and industrial		(286)	—	—
Guaranteed Student Loans	(94)	—	—	—
Consumer	(403)	(223)	—	—
Total charge-offs	(786)	(1,144)	(528)	—
Recoveries:
Commercial real estate	—	346	—	—
Commercial and industrial	135	16	—	—
Guaranteed Student Loans	—	—	—	—
Consumer	11	19	—	—
Total recoveries	146	381	—	—
Net charge-offs	(640)	(763)	(528)	—
Allowance for loan losses at end of period	$1,489	$2,110	$2,285	$50
Allowance for loan losses to non-performing loans	37.8%	38.6%	28.7%	0.7%
Allowance for loan losses to total loans outstanding at end of period	0.86%	1.87%	2.14%	0.04%
Net charge-offs to average loans during the period	0.38%	0.70%	0.43%	NA

Included in the above table is the activity related to the portion of the allowance for loan losses for loans acquired with deteriorated credit quality. Because of the nature and limited number of these loans, they are individually evaluated for additional impairment on a quarterly basis. Activity related only to that portion of the allowance for loan losses is as follows:

Years ended December 31, (dollars in thousands)	2013	2012	2011	2010
Allowance for loan losses at beginning of period	$537	$387	$910	$—
Provision for loan losses	(14)	406	—	—
Charge-offs:
Commercial real estate	(289)	(229)	(523)	—
Commercial and industrial	—	—	—	—
Consumer	—	(27)	—	—
Total charge-offs	(289)	(256)	(523)	—
Recoveries:
Commercial real estate	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer	—	—	—	—
Total recoveries	—	—	—	—
Net charge-offs	(289)	(256)	(523)	—
Allowance for loan losses at end of period	$234	$537	$387	—

The table below provides the breakout of the allowance for loan losses by portfolio class.

	At December 31, 2013			At December 31, 2012			At December 31, 2011			At December 31, 2010
(dollars in thousands)	Amount	% of Allowance to total allowance	% of Loans in category to total loans	Amount	% of Allowance to total allowance	% of Loans in category to total loans	Amount	% of Allowance to total allowance	% of Loans in category to total loans	Amount	% of Allowance to total allowance	% of Loans in category to total loans
Commercial real estate	$661	45%	48%	$810	38%	65%	$1,016	44%	64%	$50	100%	54%
Commercial and industrial	377	25%	12%	782	37%	21%	685	30%	18%	—	0%	24%
Guaranteed Student Loans	268	18%	32%	—	0%	0%	—	0%	0%	—	0%	0%
Consumer	183	12%	8%	518	25%	14%	584	26%	18%	—	0%	22%
Total allowance for loan losses	$1,489	100%	100%	$2,110	100%	100%	$2,285	100%	100%	$50	100%	100%

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

The following is the distribution of loans by credit quality and class as of:

December 31, 2013 (dollars in thousands)	Commercial Real Estate					Consumer
Credit quality class	Acq-Dev Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
1 Highest quality	$—	$—	$—	$—	$—	$—	$—	$—	$—
2 Above average quality	—	2,078	2,966	2,170	55,427	73	205	80	62,999
3 Satisfactory	325	10,563	25,264	8,290	—	3,965	3,541	350	52,298
4 Pass	1,500	12,990	14,606	8,128	—	2,710	2,243	78	42,255
5 Special mention	299	1,449	3,486	268	—	203	630	—	6,335
6 Substandard	267	—	336	759	—	15	177	—	1,554
7 Doubtful	—	—	—	—	—	—	—	—	—
	2,391	27,080	46,658	19,615	55,427	6,966	6,796	508	165,441
Loans acquired with deteriorating credit quality	1,084	1,526	3,842	1,470	—	190	454	—	8,566
Total loans	$3,475	$28,606	$50,500	$21,085	$55,427	$7,156	$7,250	$508	$174,007

December 31, 2012 (dollars in thousands)	Commercial Real Estate					Consumer
Credit quality class	Acq-Dev Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
1 Highest quality	$—	$—	$—	$—	$—	$—	$—	$1	$1
2 Above average quality	—	—	3,082	1,088	—	119	86	3	4,378
3 Satisfactory	392	6,261	19,727	6,598	—	4,074	3,969	186	41,207
4 Pass	319	13,094	9,649	12,215	—	1,844	2,263	69	39,453
5 Special mention	—	5,769	1,668	1,351	—	684	274	16	9,762
6 Substandard	—	188	481	570	—	32	347	22	1,640
7 Doubtful	—	—	—	—	—	—	552	—	552
	711	25,312	34,607	21,822	—	6,753	7,491	297	96,993
Loans acquired with deteriorating credit quality	2,602	5,435	4,963	1,666	—	507	904	—	16,077
Total loans	$3,313	$30,747	$39,570	$23,488	$—	$7,260	$8,395	$297	$113,070

As shown in the tables above, substandard and doubtful loans were $1.6 million at December 31, 2013, or 0.8% of the total loan portfolio. This compares to $2.2 million or 1.9% at December 31, 2012. Loans graded “pass” or better increased $71.9 million to $156.9 million at December 31, 2013 as compared to $85.0 million at December 31, 2012. Loans acquired by Cordia in December 2010 with deteriorating credit quality have declined $7.5 million from $16.1 million at December 31, 2012 to $8.6 million at December 31, 2013. The majority of these loans are now pass rated performing credits.

The Bank has continued to employ its third party loan review firm, Thurmond Clower & Associates, for annual reviews and periodic special assignments. The most recent review was completed in April 2013. The scope of the 2013 loan file review totaled approximately 71% of the Bank’s exposure, excluding guaranteed student loans. Significant items noted in the final report were as follows:

•	Levels of past due loans, non-accruing loans and classified (loans risk rated substandard) loans have improved significantly since the 2012 review
•	Risk ratings were accurate
•	The ALLL process was well supported

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

Following the restructure of a credit, the risk rating remains unchanged until a satisfactory payment history is re-established, typically for at least six months, at which time it is returned to accrual status.

Nonperforming assets totaled $7.3 million or 3.1% of total assets at December 31, 2013 and are comprised of non-accrual loans of $3.9 million, accruing troubled debt restructures (“TDR’s”) of $1.8 million and repossessed collateral of $1.6 million. The balance of nonperforming assets at December 31, 2012 was $9.3 million or 5.2% of total assets. The decrease in nonperforming loans at December 31, 2013 from December 31, 2012 was a result of management’s aggressive approach to work-out and resolution of problem loans.

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

A summary of nonperforming assets, including troubled debt restructurings, as of the dates indicated follows:

	Years ended December 31,
(dollars in thousands)	2013	2012	2011	2010
Non-accrual loans	$3,934	$5,471	$7,949	$6,915
Accruing troubled debt restructings
Commercial real estate:
Non-owner occupied	1,352	1,373	1,999	—
Commercial and industrial	485	687	531	—
Total accruing TDRs	1,837	2,060	2,530	—
Real estate owned	1,545	1,768	1,262	551
Total non-performing assets	$7,316	$9,299	$11,741	$7,466
Total non-performing assets, net of accruing TDRs	$5,479	$7,239	$9,211	$7,466
Non-accrual troubled debt restructurings
Non-owner occupied commercial real estate	—	—	419	—
Commercial and industrial	104	—	—	—
Residential mortgages	15	—	27	—
Total non-accrual loans to total loans	2.26%	4.84%	7.43%	5.03%
Total non-accrual loans to total assets	1.67%	3.06%	4.80%	3.25%
Total non-performing assets to total assets	3.11%	5.20%	7.09%	3.51%
Total non-performing assets, net of accruing TDRs, to total assets	2.33%	4.05%	5.56%	3.51%
Total loans	174,007	113,070	106,947	137,553
Total assets	235,148	178,696	165,551	212,526

Student loans with a past due balance greater than 90 days are not included in the balance of nonperforming assets. Guaranteed student loans accrue interest until the date the guaranty is paid. The guarantor’s payment cover approximately 98% of principal and accrued interest. Upon receipt of payment, the unguaranteed portion is charged off to the allowance for loan losses.

Loans With Deteriorated Credit Quality

In the acquisition of BVA certain loans were acquired which showed evidence of deterioration in credit quality. These loans are accounted for under the guidance of ASC 310-30. Information related to these loans as of the dates indicated is provided in the following table.

At December 31, (dollars in thousands)	2013	2012
Contract principal balance	$8,689	$16,718
Accretable discount	(62)	(476)
Nonaccretable discount	(61)	(165)
Book value of loans	$8,566	$16,077

Investment Securities

Our investment portfolio consists of U.S. agency debt and agency guaranteed mortgage-backed securities. Our investment security portfolio includes securities classified as available for sale as well as securities classified as held to maturity. The total securities portfolio (excluding restricted securities) was $39.3 million at December 31, 2013 as compared to $18.5 million at December 31, 2012. At December 31, 2013, the securities portfolio consisted of $24.6 million of securities available for sale and $14.8 million of securities held to maturity. In the fourth quarter of 2013, we transferred securities with a fair value of $9.7 million, including a net unrealized loss of $342 thousand, from available for sale to held to maturity.

Amortized cost and fair values of securities available for sale are as follows:

	Years end December 31,
	2013		2012		2011
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government agencies	$7,038	$7,041	$3,425	$3,455	$—	$—
Agency guaranteed mortgage-backed securities	17,578	17,526	15,007	15,056	25,556	25,578
Total	$24,616	$24,567	$18,432	$18,511	$25,556	$25,578

Carrying value and fair value of securities held to maturity are as follows:

	Years end December 31,
	2013		2012		2011
(dollars in thousands)	Carry Value	Fair Value	Carry Value	Fair Value	Carry Value	Fair Value
Agency guaranteed mortgage-backed securities	$14,753	$14,597	—	—	—	—
Total	$14,753	$14,597	$—	$—	$—	$—

The portfolio is available to support liquidity needs of BVA as well as a source of interest income. Sales of available for sale securities were $3.3 million during the year ended December 31, 2013 and $9.7 million during the year ended December 31, 2012. The Company did not have material gross realized gains or losses on securities sold in 2013.

As of December 31, 2013, we had gross unrealized losses of $115 thousand and $156 thousand on our available for sale and held to maturity securities portfolios, respectively. As of December 31, 2013, we had no material unrealized losses greater than 12 months on our available for sale portfolio and had $40 thousand of unrealized losses greater than 12 months on our held to maturity portfolio. All of the unrealized losses are attributable to increases in interest rates and not to credit deterioration. Currently, we do not believe that it is probable that we will be unable to collect all amounts due according to the contractual terms of the investments. Because the decline in market value is attributable to changes in interest rates and not to credit quality and because it is not likely we will be required to sell the investments before recovery of their amortized cost bases, we do not consider these investments to be other-than-temporarily impaired at December 31, 2013. See Note 3. Securities for more information on unrealized losses on the securities portfolio.

The following tables set forth the scheduled maturities and average yields of securities available for sale at December 31, 2013.

	Within one year		After one year within five years		After five years within ten years		After ten years
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total
U.S. Government agencies	$—	—	$—	—	$—	—	$7,041	1.64%	$7,041
Agency guaranteed mortgage-backed securities	19	0.72%	—	—	726	1.25%	16,781	2.16%	17,526
Total	$19	0.72%	$—	—	$726	1.25%	$23,822	2.00%	$24,567

The following tables set forth the scheduled maturities and average yields of securities held to maturity at December 31, 2013.

	Within one year		After one year within five years		After five years within ten years		After ten years
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total
Agency guaranteed mortgage-backed securities	—	—	—	—	3,756	2.98%	10,997	2.46%	14,753
Total	$—	—	$—	—	$3,756	2.98%	$10,997	2.46%	$14,753

Deposits and Other Interest-Bearing Liabilities

At December 31, 2013, total deposits were $210.8 million, compared to $154.4 million at December 31, 2012. Core deposits are defined to exclude certificates of deposit of $100,000 or more and are derived predominantly from the local retail and commercial market and provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $134.4 million at December 31, 2013, or 63.8% of total deposits, compared to $113.3 million at December 31, 2012, or 73.2% of total deposits. Deposits, including core deposits, have been the primary source of funding and have enabled us to successfully meet both our short-term and long-term liquidity needs. We anticipate that such deposits will continue to be our primary source of funding in the future. Our loan-to-deposit ratio was 82.5% at December 31, 2013 and 73.2% at December 31, 2012.

The following table sets forth our deposits by category at the dates indicated.

	At December 31,
	2013		2012		2011
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest bearing demand accounts	$22,845	11%	$19,498	12%	$16,833	11%
NOW accounts	13,072	6%	14,830	10%	11,597	8%
Savings and money market accounts	47,613	23%	24,563	16%	18,089	12%
Times deposits – less than $100,000	51,053	24%	54,142	35%	55,776	38%
Times deposits – $100,000 or more	76,231	36%	41,395	27%	45,685	31%
Total	$210,814	100%	$154,428	100%	$147,980	100%

At December 31, 2013, 39.6% of our time deposits over $100,000 had maturities within twelve months. Large certificate of deposit customers tend to be more sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes in comparison to core deposits. As a result of measured efforts to reduce dependency on high-rate non-core deposits, transaction and savings account products with attractive rates and features were promoted during 2013 thus increasing those balances as a percentage of total deposits from 38.1% at December 31, 2012 to 39.6% at December 31, 2013.

The maturity distribution of our time deposits of $100,000 or more and other time deposits at December 31, 2013, is set forth in the following table:

(dollars in thousands)	Time Deposits less than $100,000	Time Deposits $100,000 or more	Total
Months to maturity:
Three months or less	$8,723	$13,035	$21,758
Over three months to twelve months	17,222	17,183	34,405
Over twelve months to three years	15,848	33,513	49,361
Over three years	9,260	12,500	21,760
Total	$51,053	$76,231	$127,284

Management monitors maturity trends in time deposits as part of its overall asset liability management and retail pricing strategies.

Liquidity and Capital Resources

Liquidity

Liquidity management involves monitoring our sources and uses of funds in order to meet our short-term and long-term cash flow requirements while optimizing profits. Liquidity represents an institution’s ability to meet present and future financial obligations, including through the sale of existing assets or the acquisition of additional funds through short-term borrowings. BVA’s primary access to liquidity comes from several sources: operating cash flows from payments received on loans and mortgage-backed securities, increased deposits, and cash reserves. BVA’s secondary sources of liquidity are Federal Funds sold, unpledged securities available for sale, and borrowings from correspondent banks, the FHLB and the Federal Reserve Bank

Discount Window. Liquidity strategies are implemented and monitored by the Asset/Liability Committee (“ALCO”) of our BVA Board of Directors.

BVA’s deposit base grew by 36.5% from $154.4 million at December 31, 2012 to $210.8 million at December 31, 2013. Core deposits at December 31, 2013 were 63.8% of total deposits compared to $73.3% at December 31, 2012. BVA has developed several funding strategies, including judicious use of institutional and to a lesser extent brokered deposits, to augment core deposit growth and further reduce the cost of funds. Development of several sources of funding beyond core deposit growth ensures maximum liquidity access without dependence on higher cost sources of funds.

BVA maintains an investment portfolio of available for sale marketable securities that may be used for liquidity purposes by either pledging them through repo transactions against borrowings from the FHLB or a correspondent bank or by selling them on the open market. Those securities consist primarily of U.S. Government agency debt securities. To the extent any securities are pledged against borrowing from one credit facility, the borrowing ability of other secured borrowing facilities would be reduced by a like amount. BVA also maintains a portion of its investment portfolio classified as held to maturity. These securities are not available for sale but may be pledged as collateral.

Borrowings

BVA maintains a $2.5 million secured line of credit as well as a $2.0 million unsecured lines of credit with correspondent banks that were available for direct borrowings or Federal Funds purchased.

BVA is a member of the Federal Home Loan Bank of Atlanta (FHLB), which provides access to additional lines of credit and other products offered by the FHLB. These borrowings are largely secured by BVA’s loan portfolio. The FHLB maintains a blanket security agreement on qualifying collateral. As of December 31, 2013 and 2012, BVA had $10 million in secured borrowings outstanding, at a stated interest rate of 1.62%, with the FHLB Atlanta against pledged eligible mortgage loan collateral. As of December 31, 2013, BVA had a total credit availability of $46.7 million at the FHLB which could be accessed through pledging a combination of eligible mortgage loan collateral and investment securities. The FHLB offers a variety of floating and fixed rate loans at terms ranging from overnight to 20 years; therefore, BVA can match borrowings mitigating interest rate risk. BVA is also a member in good standing with the Federal Reserve Bank System and has approved access to the Federal Reserve Bank Discount Window where it can borrow short-term funds against the pledge of loans and securities.

Liquidity Contingency Plan

Historically BVA has maintained both a retail branch-based and an asset-based liquidity strategy and has not depended materially on brokered deposits or utilized securitization as sources of liquidity. BVA strives to follow regulatory guidance in the management of liquidity risk and has established a Board-approved Contingency Funding Plan (CFP) that prescribes liquidity risk limits and guidelines and includes pro forma cash flow analyses of BVA’s sources and uses of funds under various liquidity scenarios. BVA’s CFP includes funding alternatives that can be implemented if access to normal funding sources is reduced.

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

Capital

BVA is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements. Under the regulatory capital adequacy guidelines BVA must meet specific capital guidelines that are based on quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are also subject to qualitative judgments by the regulators.

Quantitative measures established by regulation to ensure capital adequacy require financial institutions to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). At December 31, 2013, BVA met all capital adequacy requirements to which it was subject. BVA is also required to maintain capital at a minimum level as a proportion of quarterly average assets, which is known as the leverage ratio. The minimum levels to be considered well-capitalized are 5% for tier 1 leverage ratio, 6% for tier 1 risk-based capital ratio, and 10% for total risk-based capital ratio.

BVA exceeded all the regulatory capital requirements at the dates indicated and was considered well-capitalized, as set forth in the following table.

At December 31, (dollars in thousands)	2013	2012	2011
Tier 1 capital	$14,127	$14,939	$12,221
Tier 2 capital	1,489	1,515	1,490
Total qualifying capital	$15,616	$16,454	$13,711
Total risk-adjusted assets	$138,869	$113,321	$113,674
Tier 1 leverage ratio	6.09%	8.71%	7.34%
Tier 1 risked-based capital ratio	10.17%	12.31%	10.75%
Total risk-based capital ratio	11.25%	13.55%	12.06%

Cordia is considered a small bank holding company, based on its asset size under $500 million. Accordingly it is exempt from Federal regulatory guidelines related to leverage ratios and risk-based capital.

Interest Rate Sensitivity

The pricing and maturity of assets and liabilities are monitored and managed in order to diminish the potential adverse impact that changes in rates could have on net interest income. The principal monitoring techniques employed by us are the Economic Value of Equity (“EVE”) and Net Interest Income or Earnings at Risk (“NII” or “EaR”) and the repricing “gap.” EVE and NII are cash flow and earnings simulation modeling techniques which predict likely economic outcomes given various interest rate scenarios. The repricing gap is the positive or negative dollar difference between the balance of assets and liabilities that are subject to interest rate repricing within a given period of time.

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

Application of a 200 basis point rate increase would result in an 11.6% increase in net interest income at December 31, 2013, as compared to a 3.24% increase at December 31, 2012. A 200 basis point rate increase would result in the depreciation of the Bank’s equity value by 15.1% at December 31, 2013 compared to appreciation of 12.7% at December 31, 2012. At December 31, 2013, BVA’s cumulative gap to assets was 4.3% compared to 5.5% at December 31, 2012.

Off-Balance Sheet Risk/Commitments and Contingencies

Through our operations, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At December 31, 2013, we had issued commitments to extend credit of $16.3 million through various types of commercial lending arrangements. The majority of these commitments to extend credit had variable rates.

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

Contractual obligations as of December 31, 2013 are summarized in the following table.

	Payments due by period
(Dollars in thousands)	Within one year	After one year within three years	After three year within five years	After five years	Total
Time deposits	$56,163	$49,361	$21,760	$—	$127,284
Operating lease obligations	330	630	586	139	1,685
Total	$56,493	$49,991	$22,346	$139	$128,969

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

Impact of Inflation

Since the assets and liabilities of financial institutions such as BVA are primarily monetary in nature, interest rates have a more significant effect on BVA’s performance than do the effects of changes in the general rate of inflation and changes in prices of goods and services. In addition, interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. As discussed previously, we seek to manage the relationships between interest sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The information required by this Item 7A is incorporated by reference to information appearing in the MD&A Section of this Annual Report on Form 10-K, more specifically in the sections entitled “Interest Rate Sensitivity” and “Liquidity Contingency Plan”.

Item 8.	Financial Statements and Supplementary Data

Cordia Bancorp

Consolidated Balance Sheets
(dollars in thousands, except per share data)

	December 31, 2013	December 31, 2012
Assets
Cash and due from banks	$5,290	$4,234
Federal funds sold and interest-bearing deposits with banks	8,694	7,747
Total cash and cash equivalents	13,984	11,981
Securities available for sale, at fair market value	24,567	18,511
Securities held to maturity, at cost (fair value $14,597)	14,753	0
Restricted securities	1,074	1,156
Loans held for sale	0	28,949
Loans net of allowance for loan losses of $1,489 and $2,110 in 2013 and 2012, respectively	172,518	110,960
Premises and equipment, net	4,464	4,392
Accrued interest receivable	1,655	419
Other real estate owned, net of valuation allowance	1,545	1,768
Other assets	588	560
Total assets	$235,148	$178,696
Liabilities and stockholders' equity
Deposits
Non-interest bearing	$22,845	$19,498
Savings and interest-bearing demand	60,685	39,393
Time, $100,000 and over	76,231	41,395
Other time	51,053	54,142
Total deposits	210,814	154,428
Accrued expenses and other liabilities	1,047	1,129
FHLB borrowings	10,000	10,000
Total liabilities	221,861	165,557
Stockholders' equity
Preferred stock, 2,000 shares authorized, $0.01 par value, none issued and outstanding	0	0
Common stock:
Common stock – 120,000,000 shares authorized, $0.01 par value, 2,788,302 and 2,077,605 shares were outstanding at December 31, 2013 and 2012, respectively	28	21
Undesignated — 80,000,000 authorized, none issued	0	0
Additional paid-in capital	18,648	14,428
Retained deficit	(5,005)	(5,701)
Accumulated other comprehensive income (loss)	(384)	56
Non-controlling interest(1)	0	4,335
Total stockholders' equity	13,287	13,139
Total liabilities and stockholders' equity	$235,148	$178,696

(1)	Cordia Bancorp, Inc. acquired the remaining balance of BOVA shares outstanding on March 29, 2013.

See Notes to the Consolidated Financial Statements

Cordia Bancorp

Consolidated Statements of Operations
For the years ended December 31, (dollars in thousands, except per share data)

	2013	2012
Interest income
Interest and fees on loans	$9,366	$7,784
Investment securities	426	587
Federal funds sold and deposits with banks	73	70
Total interest income	9,865	8,441
Interest expense
Interest on deposits	1,644	1,529
Interest on FHLB borrowings	164	23
Total interest expense	1,808	1,552
Net interest income	8,057	6,889
Provision for loan losses	19	588
Net interest income after provision for loan losses	8,038	6,301
Non-interest income
Service charges on deposit accounts	132	134
Net loss on sale of available for sale securities	0	(30)
Other fee income	168	148
Total non-interest income	300	252
Non-interest expense
Salaries and employee benefits	4,216	3,680
Professional services	501	590
Occupancy	565	664
Data processing and communications	548	518
FDIC assessment and bank fees	461	511
Loan expenses	275	78
Other real estate expenses	48	157
Gain on sale of OREO	(36)	(86)
Supplies and equipment	274	363
Director's fees	138	150
Marketing and business development	88	57
Other	398	483
Total non-interest expense	7,642	7,279
Consolidated net income (loss)	696	(726)
Less: Net loss – non-controlling interest(1)	0	(182)
Net income (loss) attributable to Cordia Bancorp, Inc.	$696	$(544)
Basic income (loss) per share	$0.27	$(0.32)
Diluted income (loss) per share	$0.27	$(0.32)
Weighted average shares outstanding, basic	2,602,357	1,705,112
Weighted average shares outstanding, diluted	2,615,387	1,705,112

(1)	Cordia Bancorp, Inc. acquired the remaining balance of BOVA shares outstanding on March 29, 2013.

See Notes to the Consolidated Financial Statements

Cordia Bancorp

Consolidated Statement of Comprenhensive Income (Loss)
For the years ended December 31, 2013 and 2012 (dollars in thousands)

	Cordia Bancorp	Non-Controlling Interest	Total
Net loss 2012	$(544)	$(182)	$(726)
Unrealized gains on available for sale securities
Unrealized holdings gains during the period	16	10	26
Reclassification adjustment	18	12	30
Other comprehensive income	34	22	56
Comprehensive loss, 2012	$(510)	$(160)	$(670)
Net income 2013	$696	$0	$696
Unrealized loss on available for sale securities
Unrealized holding losses during the period	(448)	0	(448)
Reclassification adjustment	8	0	8
Other comprehensive loss	(440)	0	(440)
Comprehensive income, 2013	$256	$0	$256

See Notes to the Consolidated Financial Statements

Cordia Bancorp

Consolidated Statements of Changes in Stockholders' Equity
For the years ended December 31, 2013 and 2012 (dollars in thousands)

	Series A	Series B	Series C	Common	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total
Balance, December 31, 2011	$4	$11	$0	$0	$11,760	$(5,157)	$22	$4,495	$11,135
Conversion of Series A and Series B to Common Stock	(4)	(11)		15					0
Issuance of Series C Shares			6		2,794				2,800
Stock issuance costs					(126)				(126)
Conversion of Series C Shares to Common shares			(6)	6	0				0
Net loss					0	(544)		(182)	(726)
Other comprehensive income					0		34	22	56
Balance, December 31, 2012	0	0	0	21	14,428	(5,701)	56	4,335	13,139
Net income					0	696			696
Exchange of Bank of Virginia common stock for Cordia common stock, net of stock issuance costs				7	4,121			(4,335)	(207)
Stock-based compensation					99				99
Other comprehensive loss					0		(440)		(440)
Balance, December 31, 2013	$0	$0	$0	$28	$18,648	$(5,005)	$(384)	$0	$13,287

See Notes to the Consolidated Financial Statements

Cordia Bancorp

Consolidated Statements of Cash Flows

	Years ended December 31,
(dollars in thousands)	2013	2012
Cash flows from operating activities:
Net income (loss)	$696	$(726)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net amortization of premium on investment securities	162	157
Depreciation and amortization	(569)	381
Provision for loan losses	19	588
Loss on available for securities	0	30
Gain on sale of OREO	(36)	(86)
Stock compensation	99	35
Net change in loans held for sale	28,949	(28,949)
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(1,236)	5
Increase in other assets	(28)	(52)
(Increase) decrease in accrued expenses and other liabilities	12	(228)
Net cash provided by (used in) operating activities	28,068	(28,845)
Cash flows from investing activities:
Purchase of securities available for sale	(23,565)	(9,554)
Purchase of securities held to maturity	(5,135)	0
(Issuance) redemptions of restricted securities, net	82	(22)
Proceeds from sales, maturities, paydowns of securities available for sale	7,088	11,222
Proceeds from payments/maturities of securities held to maturity	125	5,323
Proceeds from sale of OREO	259	976
Net increase in loans	(60,888)	(9,085)
Purchase of premises and equipment	(343)	(142)
Net cash used in investing activities	(82,377)	(1,282)
Cash flows from financing activities:
Proceeds from sale of stock, net	(207)	2,674
Net increase (decrease) in demand savings, interest-bearing checking and money market deposits	24,603	12,372
Net increase (decrease) in time deposits	31,916	(5,355)
FHLB advances	0	10,000
Repayment of FHLB advances	0	(5,000)
Net cash provided by investing activities	56,312	14,691
Net (decrease) increase in cash and cash equivalents	2,003	(15,436)
Cash and cash equivalents, beginning of period	11,981	27,417
Cash and cash equivalents, end of period	$13,984	$11,981
Supplemental disclosure of cash flow information
Cash payments for interest	$1,838	$2,241
Supplemental disclosure of noninvesting activities
Fair value adjustments for securities	$(448)	$34
Other real estate owned transferred from loans	$0	$1,396
Transfer of securities from available for sale to held to maturity	$(9,740)	$0

See Notes to the Consolidated Financial Statements

Cordia Bancorp

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies

Organization

Cordia Bancorp Inc. (“Company” or “Cordia”) was incorporated in 2009 by a team of former bank CEOs, directors and advisors seeking to invest in undervalued community banks in the Mid-Atlantic and Southeast. The Company was approved as a bank holding company by the Board of Governors of the Federal Reserve in November 2010 and granted the authority to purchase a majority interest in Bank of Virginia (“Bank” or “BVA”) at that time.

On December 10, 2010, Cordia purchased $10.3 million of BVA’s common stock at a price of $7.60 per Bank share, resulting in the ownership of 59.8% of the outstanding shares. On August 28, 2012, Cordia purchased an additional $3.0 million of BVA common stock at a price of $3.60 per Bank share.

In March 2013, the Company completed a share exchange with the Bank resulting in the Bank becoming a wholly owned subsidiary of the Company. Under the terms of the Agreement and Plan of Share Exchange between the Company and the Bank, each outstanding share of the Bank’s common stock owned by persons other than the Company were exchanged for 0.664 of a share of the Company’s common stock. Shares of the Company’s stock are listed on the Nasdaq Stock Market under the symbol “BVA”. The Company owned 100.0% of the Bank’s shares at December 31, 2013, compared to 67.4% ownership at December 31, 2012.

Cordia’s principal business is the ownership of BVA. Because Cordia does not have any business activities separate from the operations of BVA, the information in this document regarding the business of Cordia reflects the activities of Cordia and BVA on a consolidated basis. References to “we” and “our” in this document refer to Cordia and BVA, collectively.

As of December 31, 2011, the authorized common shares of the Company were comprised of 60 million shares of series A, 60 million shares of series B and 80 million undesignated shares. On July 27, 2012, after approval by a shareholder vote in June 2013, an amendment was filed that reclassified Series A and Series B as common shares and designated 5 million shares of Series C. Effective December 31, 2012, the Series C shares reverted to common shares. Therefore, at December 31, 2012 and December 31, 2013, the Company is authorized to issue 120 million shares of common stock and 80 million undesignated shares.

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

Cordia Bancorp

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies  – (continued)

Summary of Significant Accounting Policies

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. The more significant of these policies are summarized below.

(a) Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of deferred tax assets, the valuation of other real estate owned, intangible assets, acquired loans with specific credit-related deterioration and fair value measurements.

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

For equity securities carried at cost as restricted securities, impairment is considered to be other-than-temporary based on our ability and intent to hold the investment until a recovery of value. Other-than-temporary impairment of an equity security results in a write-down that must be included in income. The Company regularly reviews each security for other-than-temporary impairment based on criteria that include the extent to which costs exceed market price, the duration of that market decline, the financial health of and specific prospects for the issuer, management’s best estimate of the present value of cash flows expected to be collected on these debt securities, the Company’s intention with regard to holding the security to maturity and the likelihood that the Company would be required to sell the security before recovery. The Company adjusts amortization or accretion on each bond on a level yield basis monthly.

Cordia Bancorp

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies  – (continued)

(d) Loans Held For Sale

Secondary market mortgage loans are designated as held for sale at the time of their origination. These loans are pre-sold with servicing released and the Company does not retain any interest after the loans are sold. These loans consist primarily of fixed-rate, single-family residential mortgage loans which meet the underwriting characteristics of certain government-sponsored enterprises (conforming loans). In addition, the Company requires a firm purchase commitment from a permanent investor before a loan can be committed, thus limiting interest rate risk. Loans held for sale are carried at the lower of cost or fair value. Gains on sales of loans are recognized at the loan closing date and are included in noninterest income. The Company did not have any loans classified as held for sale as of December 31, 2013.

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

The Company was licensed by the U.S. Department of Education as a rehabilitated student lender effective November 2012. In the first quarter of 2013, the Company began purchasing rehabilitated student loans guaranteed by the U.S. Department of Education. The guarantee covers approximately 98% of principal and accrued interest. The unguaranteed principal balance of these loans was approximately $1.1 million at December 31, 2013.

The past due status of a loan is based on the contractual due date of the most delinquent payment due. Each loan will be placed in one of the following categories: current, 1 – 29 days past due, 30 – 59 days past due, 60 – 89 days past due and 90 days and over past due. Generally, the accrual of interest on a loan is discontinued at the time the loan becomes 90 days delinquent unless the credit is well-secured or in process of collection or refinancing. Due to the guaranty by the U.S. Department of Education, Guaranteed Student Loans continue to accrue interest up until payment is received from the guarantor.

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

In situations where, for economic or legal reasons related to a borrower’s financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a troubled debt restructuring (TDR). Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance, re-amortization, and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted below for

Cordia Bancorp

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies  – (continued)

impaired loans. There were five loans with an aggregate principal balance of $2.0 million classified as TDRs as of December 31, 2013, while there were three loans with an aggregate principal balance of $2.1 million classified as TDRs as of December 31, 2012.

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

The amount of the allowance is established through the application of a standardized model, the components of which are: an impairment analysis of specific loans to determine the level of any specific reserves needed and an estimate of the general reserves needed which consists of a weighted average of historical loss experience and adjustments for economic and environmental factors.

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

In order for the ALL methodology to be considered valid and for Management to make the determination if any deficiencies exist in the process, the Bank at a minimum requires:

-	A review of trends in loan volume, delinquencies, restructurings and concentrations;
-	Tests of source documents and underlying assumptions to determine that the established methodology develops reasonable loss estimates; and
-	An evaluation of the appraisal process of the underlying collateral which may be accomplished by periodically comparing the appraised value to the actual sales price on selected properties sold.
-	Accurate loan risk ratings.

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

Cordia Bancorp

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies  – (continued)

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

The model estimates probable loan losses by analyzing historical loss experience and other trends within the portfolio, including trends in delinquencies and charge-offs, the opinions of regulators, changes in the growth rate, size and composition of the loan portfolio, particularly the level of special mention rated loans, the level of past due loans, the level of home equity loans and commercial real estate loans in aggregate and as a percentage of capital, and industry information.

A component of the general allowance for unimpaired loans is established based on a weighted average historical loss factor for the prior twelve quarters (with more weight given to the more recent quarters) and the level of unimpaired loans. Management applies a 45% weighting to the most recent four quarters, a 35% weighting to the next four quarters and a 20% weighting to the most distant four of the prior twelve quarters when calculating this component of the general reserve.

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

(g) Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the assets' estimated useful lives. Estimated useful lives range from 10 to 30 years for buildings and 3 to 10 years for autos, furniture, fixtures and equipment. The value of land is carried at cost. Cost is based on the fair value at the date of the acquisition of Bank of Virginia. Subsequent purchases are recorded at cost.

Cordia Bancorp

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies  – (continued)

(h) Other Real Estate Owned

Assets acquired through loan foreclosure are held for sale. They are initially recorded at fair market value at the date of foreclosure, less estimated selling costs thus establishing a new cost basis. Subsequent to foreclosure, valuations of the assets are periodically performed by management. Adjustments are made to the lower of the carrying amount or fair market value of the assets less selling costs. Revenue and expenses from operations are included in net expenses from foreclosed assets. The Bank’s investment in foreclosed assets totaled $1.5 million and $1.8 million at December 31, 2013 and 2012, respectively.

(i) Goodwill and Other Intangibles

FASB ASC 805, Business Combinations, requires that the acquisition method of accounting be used for all business combinations. With acquisitions, the Company is required to record assets acquired, including any intangible assets, and liabilities assumed at fair value, which involves relying on estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analysis or other valuation methods. The Company records goodwill per ASC 350, Intangibles-Goodwill and Others. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value-based test. Additionally, under ASC 350, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the assets can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful lives. Goodwill was determined to be impaired in December 2011 at the annual impairment evaluation and was written off in its entirely at that time. Core deposit intangibles of $139 thousand and $175 thousand are included in other assets at December 31, 2013 and 2012, respectively.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the positions taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is recognized as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. As of December 31, 2013 and 2012, the Company had recorded no such liability.

Banks operating in Virginia are not subject to Virginia State Income Tax, but are subjected to Virginia Bank Franchise Taxes.

Cordia Bancorp

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies  – (continued)

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

Options to purchase 116 thousand shares of the Company’s common stock were not included in the computation of earnings per share because the share awards exercise prices exceeded the average market price of the Company’s common stock during all periods presented and, therefore, the effect would have been anti-dilutive.

The calculation for basic and diluted earnings per common share for the years ended December 31, are as follows:

(dollars in thousands)	2013	2012
Net income (loss) attributable to Company	$696	$(544)
Weighted average basic shares outstanding	2,615,387	1,705,112
Basic income (loss) per common share	$0.27	$(0.32)
Weighted average dilutive shares outstanding	2,615,387	1,705,112
Diluted income (loss) per common share	$0.27	$(0.32)

For the years ended December 31, 2013 and 2012, 578,125 shares of unvested Common Stock were excluded from the computation of basic and diluted earnings per common share as they are performance based and unlikely to vest. All other vested and nonvested restricted common shares, which carry all rights and privilege of a stockholder with respect to the stock, including the right to vote, were included in the per common share calculation.

(n) Stock Option Plan

Authoritative accounting guidance requires the costs resulting from all share-based payments to employees be recognized in the financial statements. For stock option grants, stock-based compensation is estimated at the date of grant, using the Black-Scholes option valuation model for determining fair value. Restricted stock grants are expensed based on the grant date fair value of the Company’s common stock. The Company recognized stock-based compensation expense of $99 thousand and $35 thousand in 2013 and 2012, respectively.

(o) Fair Value Measurements

Fair values of financial instruments are estimated using relevant market information and other assumptions as more fully disclosed in Note 14. Fair value estimates involve uncertainties and matters of significant judgment. Changes in assumptions or market conditions could significantly affect the estimates.

Cordia Bancorp

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies  – (continued)

(p) Transfer of Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when 1) the assets have been isolated from the Company — put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership; 2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets; and 3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity of the ability to unilaterally cause the holder to return specified assets.

(q) Reclassification

In certain circumstances, reclassifications have been made to prior period information to conform to the 2013 presentation. Such reclassifications had no effect on previously reported stockholders’ equity or net income or loss.

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210) — Disclosures about Offsetting Assets and Liabilities.” This ASU requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, “Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” The amendments in this ASU apply to all entities that have indefinite-lived intangible assets, other than goodwill, reported in their financial statements. The amendments in this ASU provide an entity with the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The amendments also enhance the consistency of impairment testing guidance among long-lived asset categories by permitting an entity to assess qualitative factors to determine whether it is necessary to calculate the asset’s fair value when testing an indefinite-lived intangible asset for impairment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.

In January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The amendments in this ASU clarify the scope for derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements and securities borrowing and securities lending transactions that are either offset or subject to netting arrangements. An entity is required to apply the amendments for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The adoption of the new guidance did not have a material impact on the Company's consolidate) financial statements.

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

Cordia Bancorp

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies  – (continued)

reporting period. Companies should apply these amendments for fiscal years, and interim periods within those years, beginning on or after December 15, 2012. The Company has included the required disclosures from ASU 2013-02 in the consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The amendments in this ASU provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of the new guidance did not have a material impact on the Company's consolidated financial statements.

In January 2014, the FASB issued ASU 2014-01, “Investments — Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force).” The amendments in this ASU permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this ASU should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this ASU are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Company is currently assessing the impact that ASU 2014-01 will have on its consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, “Receivables — Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).” The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company is currently assessing the impact that ASU 2014-04 will have on its consolidated financial statements.

Cordia Bancorp

Notes to Consolidated Financial Statements

Note 2. Business Combination

On December 10, 2010, the Company purchased 1,355,263 newly issued shares of the common stock of the Bank of Virginia, which gave it a 59.8% ownership interest. In accordance with ASC 805-10, this transaction was considered a business combination. Under the acquisition method of accounting, the assets and liabilities of the Bank were marked to fair value and goodwill was recorded for the excess of consideration paid over net fair value received. Based on the consideration paid and the fair value of the assets received and the liabilities assumed, goodwill of $5.9 million was recorded. Goodwill was determined to be impaired in its entirety during the fourth quarter of 2011. In addition to goodwill, other assets and liabilities of the Bank of Virginia were marked to their respective fair value as of December 10, 2010.

(Dollars in thousands)
Investment in Bank of Virginia	$10,300
Cash and cash equivalents	15,716
Investment securities	35,914
Loans	138,681
Premises and equipment	4,823
Core deposit intangibles	249
Other assets	4,993
Fair value of assets acquired	200,376
Deposits	185,164
FHLB borrowings	10,473
Other liabilities	1,689
Fair value of liabilities assumed	197,326
Minority interest	7,468
Goodwill	$5,882

Through March 29, 2013, these estimated fair values differed substantially in some cases from the carrying amounts of the assets and liabilities reflected in the financial statements of BVA which, in most cases were valued at historical cost. The fair value adjustments are being amortized over the expected life of the related asset or liability or otherwise adjusted as required by GAAP.

At the time of the Company’s initial investment in the Bank, a third party expert was hired to assist in determining the fair value of assets acquired and liabilities assumed in accordance with authoritative accounting guidance.

The most significant asset acquired in the transaction was the $150.5 million loan portfolio at a fair value discount of $11.8 million. The estimated fair value of the performing portion of the portfolio was approximately $107 million. The fair value mark on the performing loans of $2.2 million is being accreted to interest income over the remaining lives of the loans in accordance with FASB Accounting Standards Codification (“ASC”) 10-0 (formerly SFAS 91). The estimated lives vary according to the expected maturity of loans within each segment and range between 14 and 52 months.

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

Cordia Bancorp

Notes to Consolidated Financial Statements

Note 2. Business Combination  – (continued)

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

The Company also acquired premises and equipment with a fair value of $4.8 million. Evaluations for all owned locations were obtained. The fair value adjustment assigned to land of $603 thousand will not be amortized. The fair value adjustment assigned to bank buildings of $252 thousand is being amortized over the remaining lives of the properties of approximately 25 years. The adjustment will reduce depreciation expense during the amortization period. The Company also acquired several lease obligations in connection with the merger. The unfavorable lease position totaled $822 thousand and is being amortized as a reduction to occupancy expense over the remaining life of the lease of 8.75 years.

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

The fair value of the Federal Home Loan Bank of Atlanta advances was determined based on the discounted cash flows of future payments. This adjustment to the face value of the borrowings was $473 thousand and was amortized to reduce interest expense over the remaining lives of the respective borrowings which matured through August 2012.

Direct costs related to the acquisition were expensed as incurred.

There has been no change in the estimated lives originally assigned as of the date of acquisition for property and equipment, core deposit intangible, Federal Home Loan Bank advances, time deposits and the unfavorable lease. Federal Home Loan Bank advances were repaid in their entirety during 2012 and full amortization of the original fair value mark has occurred. The mark on loans has changed significantly as charge-offs and payoffs have occurred since the acquisition date. Also, performing acquired loans have declined significantly due to payoffs and maturities of the original acquired loans to $19.2 million and $44.5 million at December 31, 2013 and December 31, 2012, respectively. Due to calls, maturities and sales of investment securities, none of the acquired securities were remaining at December 31, 2013.

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

The allowance for loan losses is significantly impacted by these acquisition accounting adjustments. The credit risk associated with the loan portfolio is reflected in the fair value determination as of the day of the

Cordia Bancorp

Notes to Consolidated Financial Statements

Note 2. Business Combination  – (continued)

investment by Cordia. Accordingly, on the day of the investment, there was no allowance for loan losses related to the purchased loans on the balance sheet of Cordia.

The net effect of the amortization, depreciation and accretion associated with Cordia’s acquisition accounting adjustments had the following impact on the consolidated financial statements as of the dates indicated:

	December 31,
(dollars in thousands)	2013	2012
Loans	$689	$545
Investment securities	0	129
Premises and equipment	8	8
Core deposit intangible	(36)	(36)
FHLB advances	0	112
Time deposits	169	569
Building lease obligations	94	94
Net impact to net income	$924	$1,421

Note 3. Securities

Our investment portfolio consists of U.S. agency debt and agency guaranteed mortgage-backed securities. Our investment security portfolio includes securities classified as available for sale as well as securities classified as held to maturity. We classify securities as available for sale or held to maturity based on our investment strategy and management’s assessment of our intent and ability to hold the securities until maturity. The total securities portfolio (excluding restricted securities) was $39.3 million at December 31, 2013 as compared to $18.5 million at December 31, 2012. At December 31, 2013, the securities portfolio consisted of $24.6 million of securities available for sale and $14.8 million of securities held to maturity. In the fourth quarter of 2013, we transferred securities with a fair value of $9.7 million as of the date of transfer, including a net unrealized loss of $342 thousand, from available for sale to held to maturity.

The table below presents the amortized cost, gross unrealized gains and losses, and fair value of securities available for sale at December 31, 2013 and 2012.

	Amortized Cost	Gross Unrealized		Estimated Fair Value
2013 (dollars in thousands)		Gains	Losses
U.S. Government agencies	$7,038	$56	$(53)	$7,041
Agency guaranteed mortgage-backed securities	17,578	10	(62)	17,526
Total	$24,616	$66	$(115)	$24,567

	Amortized Cost	Gross Unrealized		Estimated Fair Value
2012 (dollars in thousands)		Gains	Losses
U.S. Government agencies	$3,425	$30	$0	$3,455
Agency guaranteed mortgage-backed securities	15,007	82	(33)	15,056
Total	$18,432	$112	$(33)	$18,511

Cordia Bancorp

Notes to Consolidated Financial Statements

Note 3. Securities  – (continued)

The table below presents the carry value, gross unrealized gains and losses, and fair value of securities held to maturity at December 31, 2013. There were no securities held to maturity at December 31, 2012.

	Carry Value	Gross Unrealized		Estimated Fair Value
2013 (dollars in thousands)		Gains	Losses
Agency guaranteed mortgage-backed securities	$14,753	$0	$(156)	$14,597
Total	$14,753	$0	$(156)	$14,597

The amortized cost and fair value of securities available for sale as of December 31, 2013, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties. They are as follows:

(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Within one year	$18	$19
Over one year within five years	0	0
Over five years within ten years	726	726
Over ten years	23,872	23,822
Total	$24,616	$24,567

The carrying value and fair value of securities held to maturity as of December 31, 2013, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties. They are as follows:

(Dollars in thousands)	Carry Value	Estimated Fair Value
Within one year	$0	$0
Over one year within five years	0	0
Over five years within ten years	3,756	3,692
Over ten years	10,997	10,905
Total	$14,753	$14,597

As of December 31, 2013, the portfolio is concentrated in average maturities of over ten years. The portfolio is available to support liquidity needs of the Company. Sales of available for sale securities were $3.3 million in 2013 and $9.7 million during 2012. There were no material gains or losses recognized on the sale of available for sale securities during 2013. There was a loss of $30 thousand recognized on the sale of available for sale securities during 2012.

Unrealized losses on investments at December 31, 2013 and 2012 were as follows:

	Unrealized Losses on Securities
	Less than 12 Months		12 Months or Longer		Total
2013 (dollars in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Government agencies	$3,697	$(53)	$0	$0	$3,697	$(53)
Agency guaranteed mortgage-backed securities	17,336	(178)	2,914	(40)	20,250	(218)
Total	$21,033	$(231)	$2,914	$(40)	$23,947	$(271)

2012 (dollars in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Government agencies	$0	$0	$0	$0	$0	$0
Agency guaranteed mortgage-backed securities	3,696	(33)	0	0	3,696	(33)
Total	$3,696	$(33)	$0	$0	$3,696	$(33)

Cordia Bancorp

Notes to Consolidated Financial Statements

Note 3. Securities  – (continued)

All of the unrealized losses are attributable to increases in interest rates and not to credit deterioration. Currently, the Company does not believe that it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Because the decline in market value is attributable to changes in interest rates and not to credit quality and because it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2013.

Mortgage-backed securities with a combined market value of $2.1 million and $2.0 million were pledged to secure public funds with the State of Virginia at December 31, 2013 and 2012, respectively. In addition, we had $3.0 million and $2.9 million in mortgage-backed securities pledged to cover a relationship with our main correspondent bank as of December 31, 2013 and 2012, respectively.

Note 4. Loans, Allowance for Loan Losses and Credit Quality

The Bank categorizes its loan receivables into four main categories which are commercial real estate loans, commercial and industrial loans, guaranteed student loans, and consumer loans. Each category of loan has a different level of credit risk. Real estate loans are generally safer than loans secured by other assets because the value of the underlying collateral is generally ascertainable and does not fluctuate as much as other assets. Owner occupied commercial real estate loans are generally the least risky type of commercial real estate loan. Non owner occupied commercial real estate loans and construction and development loans contain more risk. Commercial loans, which can be secured by real estate or other assets, or which can be unsecured, are generally more risky than commercial real estate loans. Guaranteed student loans are generally guaranteed by the U.S. Department of Education for 98% of the principal and interest. Consumer loans may be secured by residential real estate, automobiles or other assets or may be unsecured. Those secured by residential real estate are the least risky and those that are unsecured are the most risky type of consumer loans. Any type of loan which is unsecured is generally more risky than a secured loan. These levels of risk are general in nature, and many factors including the creditworthiness of the borrower or the particular nature of the secured asset may cause any type of loan to be more or less risky than another. In the commercial real estate category of the loan portfolio the segments are acquisition-development-construction, non owner occupied and owner occupied. In the consumer category of the loan portfolio the segments are residential real estate, home equity lines of credit and other. Management has not further divided its eight segments into classes. This provides Management and the Board with sufficient information to evaluate the risks within the Bank’s portfolio.

Cordia Bancorp

Notes to Consolidated Financial Statements

Note 4. Loans, Allowance for Loan Losses and Credit Quality  – (continued)

Below is a table that exhibits the loans by segment at December 31, 2013 and 2012.

(dollars in thousands)	2013	2012
Commercial Real Estate:
Acquisition, development and construction	$3,475	$3,313
Non-owner occupied	28,606	30,747
Owner occupied	50,500	39,570
Commercial and industrial	21,085	23,488
Guaranteed student loans	55,427	0
Consumer:
Residential mortgage	7,156	7,260
HELOC	7,250	8,395
Other	508	297
Total loans	174,007	113,070
Allowance for loan losses	(1,489)	(2,110)
Total loans, net of allowance for loan losses	$172,518	$110,960

Acquired in the acquisition of Bank of Virginia, and included in the table above, are loans acquired with evidence of deterioration in credit quality. These loans are accounted for under the guidance ASC 310-30. Information related to these loans is as follows:

At December 31, (dollars in thousands)	2013	2012
Contract principal balance	$8,689	$16,718
Accretable discount	(62)	(476)
Nonaccretable discount	(61)	(165)
Book value of loans	$8,566	$16,077

A discount is applied to these loans such that the carrying amount approximates the cash flows expected to be received from the borrower or from the liquidation of collateral. Due to a high level of uncertainty regarding the timing and amount of these cash flows in December 2010, Management initially considered the entire discount to be nonaccretable. However, due to improvement in the status of some credits, the majority of the discount was subsequently transferred to accretable and is amortized as a yield adjustment over the lives of the individual loans. Cash flows received on loans with a nonaccretable discount are applied on a cost recovery method, whereby payments are applied first to the loan balance. When the loan balance is fully recovered, payments are then be applied to income. Any future reductions in carrying value as a result of deteriorating credit quality require an allowance for loan losses related to these loans.

A summary of changes to the accretable and nonaccretable discounts during 2013 and 2012 are as follows:

(dollars in thousands)	Accretable Discount	Nonaccretable Discount
Balance at December 31, 2011	$366	$1,290
Charge-offs related to loans covered by ASC 310-30	0	(361)
Transfer to accretable discount	764	(764)
Discount accretion	(654)	0
Balance at December 31, 2012	476	165
Transfer to accretable discount	104	(104)
Discount accretion	(518)	0
Balance at December 31, 2013	$62	$61

Cordia Bancorp

Notes to Consolidated Financial Statements

Note 4. Loans, Allowance for Loan Losses and Credit Quality  – (continued)

RISK RATING PROCESS

On a quarterly basis, the process of estimating the Allowance for Loan Loss begins with Management’s review of the risk rating assigned to individual credits. Through this process, loans adversely risk rated are evaluated for impairment based on ASC 310-40.

Risk Grades

The following is a summary of the risk rating definitions the Bank uses to assign a risk grade to each loan within the portfolio:

Grade 1 – Highest Quality	Loans have little to no risk and are generally secured by liquid collateral and/or a low loan-to-value ratio.
Grade 2 – Above Average Quality	Loans have minimal risk to well qualified borrowers and no significant questions as to safety.
Grade 3 – Satisfactory	Loans are satisfactory loans with financially sound borrowers and secondary sources of repayment.
Grade 4 – Pass	Loans are satisfactory loans with borrowers not as financially strong as risk grade 3 loans, but may exhibit a higher degree of financial risk based on the type of business supporting the loan.
Grade 5 – Special Mention	Loans to borrowers that exhibit potential credit weakness or a downward trend that warrant additional supervision. While potentially weak, the loan is currently marginally acceptable and no loss of principal or interest is envisioned.
Grade 6 – Substandard	Borrowers with one or more well defined weaknesses that jeopardize the orderly liquidation of the debt. Normal repayment from the borrower is in jeopardy, although no loss of principal is envisioned. Possibility of loss or protracted workout exists if immediate corrective action is not taken.
Grade 7 – Doubtful	Loans with all the weaknesses inherent in a Substandard classification, with the added provision that the weaknesses make collection of debt in full highly questionable and improbable, based on currently existing facts, conditions, and values. Serious problems exist to the point where a partial loss of principal is likely.
Grade 8 – Loss	Borrower is deemed incapable of repayment of the entire principal. A Charge-off is required for the portion of principal management has deemed it will not be repaid.

Cordia Bancorp

Notes to Consolidated Financial Statements

Note 4. Loans, Allowance for Loan Losses and Credit Quality  – (continued)

The following is the distribution of loans by credit quality and class as of the dates indicated.

At December 31, 2013 (dollars in thousands)	Commercial Real Estate			Commercial and Industrial	Guaranteed Student Loans	Consumer			Total
Credit quality class	Acq-Dev Construction	Non-owner Occupied	Owner Occupied			Residential Mortgage	HELOC	Other
1 Highest quality	$0	$0	$0	$0	$0	$0	$0	$0	$0
2 Above average quality	0	2,078	2,966	2,170	55,427	73	205	80	62,999
3 Satisfactory	325	10,563	25,264	8,290	0	3,965	3,541	350	52,298
4 Pass	1,500	12,990	14,606	8,128	0	2,710	2,243	78	42,255
5 Special mention	299	1,449	3,486	268	0	203	630	0	6,335
6 Substandard	267	0	336	759	0	15	177	0	1,554
7 Doubtful	0	0	0	0	0	0	0	0	0
	2,391	27,080	46,658	19,615	55,427	6,966	6,796	508	165,441
Loans acquired with deteriorating credit quality	1,084	1,526	3,842	1,470	0	190	454	0	8,566
Total loans	$3,475	$28,606	$50,500	$21,085	$55,427	$7,156	$7,250	$508	$174,007

At December 31, 2012 (dollars in thousands)	Commercial Real Estate			Commercial and Industrial	Guaranteed Student Loans	Consumer			Total
Credit quality class	Acq-Dev Construction	Non-owner Occupied	Owner Occupied			Residential Mortgage	HELOC	Other
1 Highest quality	$0	$0	$0	$0	$0	$0	$0	$1	$1
2 Above average quality	0	0	3,082	1,088	0	119	86	3	4,378
3 Satisfactory	392	6,261	19,727	6,598	0	4,074	3,969	186	41,207
4 Pass	319	13,094	9,649	12,215	0	1,844	2,263	69	39,453
5 Special mention	0	5,769	1,668	1,351	0	684	274	16	9,762
6 Substandard	0	188	481	570	0	32	347	22	1,640
7 Doubtful	0	0	0	0	0	0	552	0	552
	711	25,312	34,607	21,822	0	6,753	7,491	297	96,993
Loans acquired with deteriorating credit quality	2,602	5,435	4,963	1,666	0	507	904	0	16,077
Total loans	$3,313	$30,747	$39,570	$23,488	$0	$7,260	$8,395	$297	$113,070

A summary of the balances of loans outstanding by days past due, including accruing and non-accruing loans by portfolio class as of December 31, 2013 and 2012 were as follows:

	Commercial Real Estate			Commercial and Industrial	Guaranteed Student Loans	Consumer			Total
At December 31, 2013 (dollars in thousands)	Acq-Dev Construction	Non-owner Occupied	Owner Occupied			Residential Mortgage	HELOC	Other
30 – 59 days	$0	$0	$0	$0	$5,044	$54	$0	$0	$5,098
60 – 89 days	0	0	0	0	2,268	15	0	0	2,283
> 90 days	633	0	2,051	632	18,387	44			21,747
Total past due	633	0	2,051	632	25,699	113	0	0	29,128
Current	2,842	28,606	48,449	20,453	29,728	7,043	7,250	508	144,879
Total loans	$3,475	$28,606	$50,500	$21,085	$55,427	$7,156	$7,250	$508	$174,007
> 90 days still accruing	$0	$0	$0	$0	$18,387	$0	$0	$0	$18,387

Cordia Bancorp

Notes to Consolidated Financial Statements

Note 4. Loans, Allowance for Loan Losses and Credit Quality  – (continued)

	Commercial Real Estate			Commercial and Industrial	Guaranteed Student Loans	Consumer			Total
At December 31, 2012 (dollars in thousands)	Acq-Dev Construction	Non-owner Occupied	Owner Occupied			Residential Mortgage	HELOC	Other
30 – 59 days	$0	$480	$0	$139	$0	$0	$30	$0	$649
60 – 89 days	0	0	0	0	0	0	0	0	0
> 90 days	420	0	2,599	740	0	180	739	0	4,678
Total past due	420	480	2,599	879	0	180	769	0	5,327
Current	2,893	30,267	36,971	22,609	0	7,080	7,626	297	107,743
Total loans	$3,313	$30,747	$39,570	$23,488	$0	$7,260	$8,395	$297	$113,070
> 90 days still accruing	$0	$0	$0	$0	$0	$0	$0	$0	$0

A summary of non-accrual loans by portfolio class as of December 31 are as follows:

(dollars in thousands)	2013	2012
Commercial Real Estate:
Acquisition, development and construction	$633	$420
Non-owner occupied	0	0
Owner occupied	2,051	2,599
Commercial and industrial	858	878
Guaranteed Student Loans	0	0
Consumer:	0	0
Residential mortgage	59	180
HELOC	333	1,371
Other	0	23
Total loans	$3,934	$5,471

Certain loans were identified and individually evaluated for impairment at December 31, 2013 and 2012. A number of these impaired loans were not charged with a valuation allowance due to Management’s judgment that the cash flows from the underlying collateral or equity available from guarantors was sufficient to recover the Bank’s entire investment, while several other loans experienced collateral deterioration and supplemental specific reserves were added. In a few cases, it was decided that the collateral deficiency was a confirmed loss and the amount of the specific reserve was recorded as a partial charge off. The results of those analyses are presented in the following tables.

The following is a summary of impaired loans, excluding acquired impaired loans, presented by portfolio class as of December 31, 2013:

(dollars in thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Recorded
With no related allowance recorded:
Commercial Real Estate:
Acquisition, development and construction	$267	$267	$0	$267	$0
Non-owner occupied	1,352	1,352	0	1,652	0
Owner occupied	259	259	0	259	0
Commercial and industrial	759	759	0	759	2
Consumer:
Residential mortgage	15	15	0	15	0
HELOC	177	177	0	177	0
Other	0	0	0	0	0
Total	$2,829	$2,829	$—	$3,129	$2

Cordia Bancorp

Notes to Consolidated Financial Statements

Note 4. Loans, Allowance for Loan Losses and Credit Quality  – (continued)

(dollars in thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Recorded
With an allowance recorded:
Commercial Real Estate:
Acquisition, development and construction	$0	$0	$0	$0	$0
Non-owner occupied	0	0	0	0	0
Owner occupied	0	0	0	0	0
Commercial and industrial	0	0	0	0	0
Consumer:
Residential mortgage	0	0	0	0	0
HELOC	0	0	0	0	0
Other	0	0	0	0	0
Total	$0	$0	$0	$0	$0

The following is a summary of impaired loans, excluding acquired impaired loans, presented by portfolio class as of December 31, 2012:

(dollars in thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Recorded
With no related allowance recorded:
Commercial Real Estate:
Acquisition, development and construction	$0	$0	$0	$0	$0
Non-owner occupied	189	189	0	189	1
Owner occupied	481	481	0	481	3
Commercial and industrial	553	553	0	553	1
Consumer:
Residential mortgage	228	228	0	228	0
HELOC	129	129	0	129	0
Other	23	23	0	23	2
Total	$1,603	$1,603	$0	$1,603	$7
With an allowance recorded:
Commercial Real Estate:
Acquisition, development and construction	$0	$0	$0	$0	$0
Non-owner occupied	0	0	0	0	0
Owner occupied	0	0	0	0	0
Commercial and industrial	52	52	33	33	1
Consumer:
Residential mortgage	0	0	0	0	0
HELOC	661	661	405	405	0
Other	0	0	0	0	0
Total	$713	$713	$438	$438	$1

Loans with deteriorated credit quality acquired as part of the Bank of Virginia acquisition are accounted for under the requirements of ASC 310-30. These loans are not considered impaired and not included in the table

Cordia Bancorp

Notes to Consolidated Financial Statements

Note 4. Loans, Allowance for Loan Losses and Credit Quality  – (continued)

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

The number and outstanding recorded investment of loans entered into under the terms of a TDR during the years ended December 31, 2013 and 2012, including modifications of acquired impaired loans, by type of concession granted, are set forth in the following tables:

2013 (dollars in thousands)	Number of loans	Rate modification	Term extension	Pre-modification recorded investment	Post-modification recorded investment(1)
Commercial real estate – non-owner occupied	0	0	$0	$0	$0
Commercial and industrial	0	0	0	0	0
Consumer – residential mortgage	1	0	126	126	15
Total	1	0	$126	$126	$15

2012 (dollars in thousands)	Number of loans	Rate modification	Term extension	Pre-modification recorded investment	Post-modification recorded investment
Commercial real estate – non-owner occupied	0	0	$0	$0	$0
Commercial and industrial	1	0	311	311	139
Consumer – residential mortgage	0	0	0	0	0
Total	1	0	$311	$311	$139

(1)	The period end balances are inclusive of all partial paydowns and charge-offs since the modification date. Loans modified as TDRs that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

Troubled debt restructured loans are considered to be in default if the borrower fails to make timely payments under the terms of the restructure and repayment possibilities have been exhausted. There were no troubled debt restructurings that defaulted within one year during the years ended December 31, 2013 or 2012 whereby all repayment possibilities had been exhausted.

As of December 31, 2013 and 2012, loans classified as troubled debt restructurings included in the impaired disclosure above totaled $2.0 million and $2.1 million, respectively. At December 31, 2013 and 2012, substantially all of the loans classified as troubled debt restructurings are in compliance with the modified terms.

Cordia Bancorp

Notes to Consolidated Financial Statements

Note 4. Loans, Allowance for Loan Losses and Credit Quality  – (continued)

A summary of the allowance for loan losses by portfolio segment as of December 31, 2013 is as follows:

	Commercial Real Estate			Commercial and Industrial	Guaranteed Student Loans	Consumer			Total
(dollars in thousands)	Acquisition, Development, Construction	Non-owner Occupied	Owner Occupied			Residential Mortgage	HELOC	Other
Allowance for loan losses
Beginning balance, December 31, 2012	$229	$231	$350	$782	$0	$50	$457	$11	$2,110
(Charge-offs) recoveries	0	0	(289)	135	(94)	5	(393)	(4)	(640)
Provision (recovery)	71	(192)	261	(540)	362	65	(44)	36	19
Ending balance, December 31, 2013	$300	$39	$322	$377	$268	$120	$20	$43	$1,489
Allowance for loan losses for loans
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	260	39	128	377	268	120	20	43	1,255
Loans acquired with deteriorated credit quality	40	0	194	0	0	0	0	0	234
Ending balance, December 31, 2013	$300	$39	$322	$377	$268	$120	$20	$43	$1,489
Gross loan balances
Individually evaluated for impairment	$267	$1,352	$259	$759	$0	$15	$177	$0	$2,829
Collectively evaluated for impairment	2,124	25,728	46,399	18,856	55,427	6,951	6,619	508	162,612
Loans acquired with deteriorated credit quality	1,084	1,526	3,842	1,470	0	190	454	0	8,566
Ending balance, December 31, 2013	$3,475	$28,606	$50,500	$21,085	$55,427	$7,156	$7,250	$508	$174,007

A summary of the allowance for loan losses by portfolio segment as of December 31, 2012 is as follows:

	Commercial Real Estate			Commercial and Industrial	Consumer			Total
(dollars in thousands)	Acquisition, Development, Construction	Non-owner occupied	Owner occupied		Residential mortgage	HELOC	Other
Allowance for loan losses
Beginning balance, December 31, 2011	$296	$474	$496	$569	$188	$215	$47	$2,285
(Charge-offs) recoveries	(16)	(273)	0	(270)	(133)	(23)	(48)	(763)
Provision (recovery)	(51)	30	(146)	483	(5)	265	12	588
Ending balance, December 31, 2012	$229	$231	$350	$782	$50	$457	$11	$2,110
Allowance for loan losses for loans
Individually evaluated for impairment	$0	$0	$0	$33	$0	$405	$0	$438
Collectively evaluated for impairment	29	231	61	744	50	9	11	1,135
Loans acquired with deteriorated credit quality	200	0	289	5	0	43	0	537
Ending balance, December 31, 2012	$229	$231	$350	$782	$50	$457	$11	$2,110
Gross loan balances
Individually evaluated for impairment	$0	$189	$481	$605	$228	$790	$23	$2,316
Collectively evaluated for impairment	711	25,123	34,126	21,217	6,525	6,701	274	94,677
Loans acquired with deteriorated credit quality	2,602	5,435	4,963	1,666	507	904	0	16,077
Ending balance, December 31, 2012	$3,313	$30,747	$39,570	$23,488	$7,260	$8,395	$297	$113,070

Cordia Bancorp

Notes to Consolidated Financial Statements

Note 5. Intangible Assets

In 2010, the Company acquired a majority interest in the Bank of Virginia. The Company recorded a core deposit intangible related to this acquisition of $249 thousand. This asset represents the estimated fair value of the core deposits and was determined based on the present value of future cash flows related to those deposits considering the industry standard “financial instrument” type present value methodology. The core deposit intangible is amortized over the estimated life of the deposits using the straight-line method. A summary of the activity in this account is as follows:

(dollars in thousands)
Balance at December 31, 2011	$210
Amortization	(36)
Balance at December 31, 2012	174
Amortization	(35)
Balance at December 31, 2013	$139

Amortization expense is expected to be approximately $36 thousand per year through 2016 and $30 thousand in 2017.

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

Note 6. Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment is as follows:

At December 31, (dollars in thousands)	2013	2012
Land	$1,403	$1,403
Buildings and improvements	2,803	2,506
Furniture, fixtures and equipment	830	777
Leasehold improvements	369	376
Automobiles	34	34
Total premises and equipment	$5,439	$5,096
Less: accumulated depreciation and amortization	(975)	(704)
Total premises and equipment, net	$4,464	$4,392

Cordia Bancorp

Notes to Consolidated Financial Statements

Note 6. Premises and Equipment  – (continued)

The Company leases two branches and an operations office under operating leases that were acquired as part of a business combination. Management determined that one of these leases required lease payments that were above market as of the date of the acquisition. A liability was established for $822 thousand at acquisition, the amount the contractual payments exceeded fair value. This liability is being accreted into income as a reduction of lease expense over the life of the lease. Following is a schedule by year of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2013.

(dollars in thousands) By year ended December 31,	Gross rent	Accretion	Net rent
2014	$330	$(94)	$236
2015	334	(94)	240
2016	297	(94)	203
2017	291	(94)	197
2018	294	(94)	200
Thereafter	139	(70)	69
Total minimum payments required	$1,685	$(540)	$1,145

Total rent expense for the years ended December 31, 2013 and 2012 amounted to $242 thousand and $258 thousand, respectively, net of accretion. For the years ended December 31, 2013 and 2012, depreciation expense totaled $279 thousand and $345 thousand, respectively, net of related fair value adjustments of $8 thousand per year.

Note 7. Borrowings

The Bank is a member of the Federal Home Loan Bank of Atlanta (FHLB) which provides for short-term and long-term advances, typically collateralized by various mortgage products. The FHLB maintains a blanket security agreement on qualifying collateral. Detail related to FHLB advances at December 31, 2013 and 2012 is as follows:

(dollars in thousands)	Maturity date	2013	2012
FHLB Advance – 1.62%	December 2019	$10,000	$10,000

Should the FHLB borrowing be repaid prior to maturity, the Bank may have to pay a mark-to-market termination fee to unwind the obligation. The Bank also has the option of converting and extending the borrowing term, subject to the inclusion of any mark-to-market fees. The borrowing is also subject to conversion by the FHLB to floating rate advances based upon the contract terms. If converted, the advance may be repaid and the transaction terminated without penalty. As of December 31, 2013, the Bank had approximately $2.6 million of remaining eligible loan collateral available for additional FHLB borrowings and remaining additional credit availability of $34.1 million based on the amount of other balance sheet investment securities held, excluding securities otherwise already pledged.

BVA maintains a $2.5 million secured line of credit as well as a $2.0 million unsecured lines of credit with correspondent banks that were available for direct borrowings or Federal Funds purchased. The lines were undrawn at December 31, 2013 and 2012.

Cordia Bancorp

Notes to Consolidated Financial Statements

Note 8. Related Party Transactions

Executive officers, directors and their affiliates had borrowings of $1.2 million and $1.0 million and unfunded commitments of $244 thousand and $214 thousand with the Bank at December 31, 2013 and 2012. In addition, executive officers, directors and their affiliates maintained deposits of $1.9 million at December 31, 2013 and $938 thousand at December 31, 2012.

Note 9. Time Deposits

Remaining maturities on time deposits are as follows:

(dollars in thousands) By year ended December 31,
2014	$56,163
2015	28,787
2016	20,574
2017	15,243
2018	6,517
Balance at December 31, 2013	$127,284

The aggregate amount of time deposits of $100,000 or more at December 31, 2013 and 2012 were $76.2 million and $41.4 million, respectively. The Bank maintained brokered deposits of $365 thousand and $1.5 million at December 31, 2013 and 2012, respectively.

Note 10. Income Taxes

The Company and Bank file income tax returns in the U.S. federal jurisdiction. With few exceptions, the Bank is no longer subject to U.S. federal income tax examinations by tax authorities for years prior to 2010.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2013 and 2012, are presented below:

(dollars in thousands)	2013	2012
Deferred tax assets
Unrealized securites losses	$142	$0
Acquistion accounting adjustments	370	684
Allowance for loan losses	0	428
Charitable contrubtion charge-off	1	0
Net operating loss carryforward	6,298	5,155
Bank premises and equipment	25	41
Accrued vacation	19	26
Deferred compensation	20	41
Non-accrual loan interest	262	271
OREO valuation	88	210
Total deferred tax assets	$7,225	$6,856
Deferred tax liabilities
Allowance for loan losses	(367)	0
Unrealized gain on securities available for sale	0	(27)
Total deferred tax liabilities	$(367)	$(27)
Net deferred tax asset	$6,858	$6,829
Less: valuation allowance	(6,858)	(6,829)
	$0	$0

Cordia Bancorp

Notes to Consolidated Financial Statements

Note 10. Income Taxes  – (continued)

The provision for income taxes charged to operations as of December 31, 2013 and 2012 consists of the following:

(dollars in thousands)	2013	2012
Current tax expense	$0	$0
Deferred tax (benefit)	(29)	(357)
Change in valuation allowance	29	357
Total tax expense	$0	$0

Under the provisions of the Internal Revenue Code, the Company has approximately $18.5 million of net operating loss carryforwards, which will expire if unused beginning in 2024. As of December 31, 2013, deferred tax assets of $6.9 million have been fully reserved with a valuation allowance. It is estimated that $6.7 million of the valuation allowance is available to be reversed if it is deemed more-likely-than-not that all of the deferred tax asset will be realized. Of the net operating losses that occurred prior to the change in control of BVA in December 2010, the amount of the loss carryforward available to offset taxable income is limited to approximately $254,000 per year for twenty years.

Note 11. Financial Instruments With Off-Balance Sheet Risk

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

At December 31, 2013 and 2012, the following financial instruments were outstanding whose contractual amounts represent credit risk:

(dollars in thousands)	2013	2012
Unused commitments and commitments to fund	$15,743	$11,325
Commercial and standy letters of credit	535	648
	$16,278	$11,973

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support public and private borrowing arrangements. Letters of credit issued generally have expiration dates within one year, except for those originally issued as two year commitments, however, upon automatic renewal, the letters of credit will then have expiration dates that expire within one year. The credit risk involved in issuing letters of credit is

Cordia Bancorp

Notes to Consolidated Financial Statements

Note 11. Financial Instruments With Off-Balance Sheet Risk  – (continued)

essentially the same as that involved in normal extensions of credit. The Bank generally holds collateral supporting those commitments, if deemed necessary.

The Bank maintains its primary cash accounts in two correspondent banks. Capital ratios of correspondents are reviewed periodically to ensure that their capital ratios are maintained at acceptable levels. There were uninsured balances held with one of these institutions of $4.4 million and $3.5 at December 31, 2013 and 2012, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require financial institutions to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2013, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2013, the Bank was considered as well capitalized under the Federal Reserve Bank’s regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

Cordia Bancorp

Notes to Consolidated Financial Statements

Note 12. Minimum Regulatory Capital Requirements and Dividend Limitations  – (continued)

The Bank's actual capital amounts and ratios as of December 31, 2013 and 2012, are presented in the following table:

	Actual Capital		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action
Provisions (dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
2013
Total capital
(To risk-weighted assets)	$15,616	11.25%	$11,110	8.00%	$13,887	10.00%
Tier 1 capital
(To risk-weighted assets)	$14,127	10.17%	$5,555	4.00%	$8,332	6.00%
Tier 1 capital
(To average assets)	$14,127	6.09%	$9,279	4.00%	$11,560	5.00%
2012
Total capital
(To risk-weighted assets)	$16,445	13.55%	$9,779	8.00%	$12,140	10.00%
Tier 1 capital
(To risk-weighted assets)	$14,939	12.31%	$4,856	4.00%	$7,284	6.00%
Tier 1 capital
(To average assets)	$14,939	8.71%	$6,860	4.00%	$8,575	5.00%

Dividend Limitations

As a result of regulatory restrictions due to losses realized by the Bank during the preceding two years and the Written Agreement with the Federal Reserve Bank of Richmond, which terminated on August 13, 2013, we are not presently able to pay dividends without prior approval. Accordingly, the Bank paid no dividends during 2013 or 2012.

Note 13. Employee Benefit Plans and Stock-based Compensation

Employee 401(k) Savings Plan

The Company provides a 401(k) Plan that is available to employees meeting minimum eligibility requirements. The Company did not make any matching contributions to the plan in 2013 or 2012. In the past, the Board has authorized a match of employee elective deferrals up to 50% of participant contributions on the first six percent of eligible deferrals. Due to continuing bank losses, that match was suspended during the fourth quarter of 2010. The employee participants have various investment alternatives available in the 401(k) Plan; however, Company stock is currently not permitted as an investment alternative.

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

Cordia Bancorp

Notes to Consolidated Financial Statements

Note 13. Employee Benefit Plans and Stock-based Compensation  – (continued)

Multiple Employer Welfare Association (“MEWA”). Monthly employer and employee contributions are remitted to a tax-exempt employer benefits trust managed by the Virginia Bankers Association, against which the MEWA processes and pays claims.

Deferred Compensation Plan

The Bank has a deferred compensation agreement with its Former Chief Executive Officer and Vice Chairman of the board entered into in January 2005, providing for benefit payments commencing January 1, 2010, for a period of five years. The remaining liability as of December 31, 2013, was $60 thousand. The annual payment for both 2013 and 2012 was $60 thousand. The obligation is based upon the present value of the expected payments over the expected payout and accrual period. The final payout is December 2014.

Stock Options and Restricted Stock

Stock-based compensation arrangements include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee stock purchase plans. ASC Topic 718 requires all share-based payments to employees to be valued using a fair value method on the date of grant and to be expensed based on that fair value over the applicable vesting period.

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

At the 2011 Annual Meeting, the Bank’s shareholders approved a new share-based compensation plan (Bank of Virginia 2011 Stock Incentive Plan or the “2011 Plan”). Under this plan, employees, officers and directors of the Bank or its affiliates are eligible to participate. The plan’s intent was to reward employees, officers and directors of the Bank or its affiliates for their efforts, to assist in the long-term retention of service for those who were awarded, as well as align their interests with the Bank. The terms of the 2011 Plan were previously disclosed in the Bank’s definitive proxy materials for the 2011 Annual Meeting of Shareholders filed with the Board of Governors of the Federal Reserve on April 22, 2011. There are 106,240 shares reserved under the 2011 Plan.

There were 20,000 Cordia stock options granted outside the plan prior to the merger in March 2013. In addition, there are 10,000 stock options and 12,500 restricted stock shares issued in September 2013 outside the plan registered through a Form S-8 filing on September 25, 2013.

As of the merger on March 29, 2013, the 2005 and 2011 Plans were converted into the Cordia Plans. Due to the share exchange for 0.664 shares of Cordia common stock, the total number of shares reserved under the 2005 and 2011 plans are 132,800.

Cordia Bancorp

Notes to Consolidated Financial Statements

Note 13. Employee Benefit Plans and Stock-based Compensation  – (continued)

A summary of the Company’s option activity as of December 31, 2013 and changes during the year then ended are presented in the following table:

	Option shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding at December 31, 2012	77,830	$9.68	0
Granted	56,982	5.16	0
Exercised	0	0	0
Forfeited	(19,156)	8.34	0
Outstanding at December 31, 2013	115,656	$7.68	8.44
Exercisable at December 31, 2013	28,438	$12.80	7.36

Aggregate intrinsic value is calculated as the difference between the quoted price and the award exercise price of the stock. To the extent that the quoted price is less than the exercise price, there is no value to the underlying option awards, which was the case at December 31, 2013.

The weighted average fair value of options granted during the year was $1.77. The remaining unrecognized compensation expense for the options granted totaled $141 thousand as of December 31, 2013 and will be recognized over the next 45 months, or 3.75 years.

The fair value of each option granted is estimated on the date of grant using the “Black-Scholes Option Pricing” method with the following assumptions for the year ended December 31, 2013 and 2012:

	2013	2012
Expected dividend rate	0.00%	0.00%
Expected volatility	30.00%	25.00%
Expected term in years	7 – 10	7
Risk free rate	1.42%	1.18%

Options totaling 56,982 were granted during the year ended December 31, 2013 under the 2011 plan. The expected term of options granted under both the 2011 Plan and 2005 Plan were estimated based upon anticipated behavior patterns given the contractual terms of the options granted. The risk free rate for periods within the contractual life of the option has been based on the U.S. Treasury yield curve in effect at the time of the grant. Expected volatility has been based on the historical volatility of the Company’s stock.

Each non executive director was granted 2,237 and 2,205 restricted shared during 2012 and 2013, respectively. The 2012 grants equaled $72 thousand in value and were fully vested by the end of 2012. The 2013 grants also equaled $72 thousand in value, vested pro rata monthly over the course of 2013, and were fully vested by the end of 2013.

Cordia Bancorp

Notes to Consolidated Financial Statements

Note 13. Employee Benefit Plans and Stock-based Compensation  – (continued)

A summary of the status of the Company’s nonvested shares in relation to the Company’s restricted stock awards as of December 31, 2013 and 2012, and changes during the years ended December 31, 2013 and 2012 is presented below. The weighted average price is the weighted average fair value at the date of grant.

	Shares	Weighted Average Price
Nonvested as of January 1, 2012	664	6.78
Vested	0
Forfeited	(664)	6.78
Nonvested as of December 31, 2012	0
Granted	12,500	4.41
Vested	800	4.41
Forfeited	0
Nonvested as of December 31, 2013	11,700	4.41

The weighted average fair value of restricted stock granted during the year was $4.41. The remaining unrecognized compensation expense for the shares granted totaled $52 thousand as of December 31, 2013 and will be recognized over the next 45 months, or 3.75 years.

578,125 of restricted shares of common stock were sold to founding investors of Cordia predominantly during 2009 and 2010 and are considered at December 31, 2012 and December 31, 2013 more-likely-than-not to not vest due to significant performance based thresholds, for which the vesting time period expires in October 2016.

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

Cordia Bancorp

Notes to Consolidated Financial Statements

Note 14. Fair Value Measurements  – (continued)

Securities (Available for Sale and Held to Maturity)

For securities, fair value is based on current market quotations, where available. If quoted market prices are not available, fair value has been based on the quoted price of similar instruments or third party pricing models.

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

Commitments to Extend Credit, Standby Letters of Credit, and Financial Guarantees

Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. At December 31, 2013 and 2012, the fair value of loan commitments and standby letters of credit was deemed to be immaterial and therefore is not included.

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

Cordia Bancorp

Notes to Consolidated Financial Statements

Note 14. Fair Value Measurements  – (continued)

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

Level 1	Valuation is based upon quoted prices for identical instruments traded in active markets.
Level 2	Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.
Level 3	Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

The following table presents estimated fair values of the Company’s financial statements in accordance with authoritative accounting guidance:

	Carrying amount	Fair Value Measurements at December 31, 2013
(dollars in thousands)		Level 1	Level 2	Level 3	Fair Value
Assets:
Cash and cash equivalents	$13,984	$13,984	$0	$0	$13,984
Securities available for sale	24,567	0	24,567	0	24,567
Securities held to maturity	14,753	0	14,597	0	14,597
Restricted securities	1,074	0	1,074	0	1,074
Net Loans held for investment	172,518	0	0	173,444	173,444
Interest receivable	1,655	0	1,655	0	1,655
Liabilities:
Demand deposits	22,845	0	22,845	0	22,845
Savings and interest-bearing demand deposits	60,685	0	60,685	0	60,685
Time deposits	127,284	0	127,966	0	127,966
FHLB Borrowings	10,000	0	9,656	0	9,656
Interest payable	143	0	143	0	143

	Carrying amount	Fair Value Measurements at December 31, 2012
(dollars in thousands)		Level 1	Level 2	Level 3	Fair Value
Assets:
Cash and cash equivalents	$11,981	$11,981	$0	$0	$11,981
Securities available for sale	18,511	0	18,511	0	18,511
Restricted securities	1,156	0	1,156	0	1,156
Loans held for sale	28,949	0	28,949	0	28,949
Loans held for investment	110,960	0	0	113,260	113,260
Interest receivable	419	0	419	0	419
Liabilities:
Demand deposits	19,498	0	19,498	0	19,498
Savings and interest-bearing demand deposits	39,393	0	39,393	0	39,393
Time deposits	95,537	0	94,848	0	94,848
FHLB Borrowings	10,000	0	11,421	0	11,421
Interest payable	173	0	173	0	173

Cordia Bancorp

Notes to Consolidated Financial Statements

Note 14. Fair Value Measurements  – (continued)

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

The following table presents the balances of financial assets measured at fair value on a recurring basis at December 31, 2013 and 2012:

	Balance at December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)		(Level 1)	(Level 2)	(Level 3)
2013
U. S. Government Agencies	$7,041	$0	$7,041	$0
Agency Guaranteed Mortgage-backed securities	17,526	0	17,526	0
2012
U.S. Government Agencies	$3,455	$0	$3,455	$0
Agency Guaranteed Mortgage-backed securities	15,056	0	15,056	0

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans Held for Sale

Loans held for sale are required to be measured at the lower of cost or fair value. These loans consist of residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data, which is generally not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the years ended December 31, 2013 and 2012. This program was discontinued in the second quarter of 2013.

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing a market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market

Cordia Bancorp

Notes to Consolidated Financial Statements

Note 14. Fair Value Measurements  – (continued)

data (Level 2). However, if the collateral value is based on an income valuation approach is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Operations. No non recurring fair value adjustments were recorded on impaired loans during the year ended December 31, 2013.

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

The following table summarizes the Company’s assets that were measured at fair value on a nonrecurring basis at December 31, 2013 and 2012.

	Balance at December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)		(Level 1)	(Level 2)	(Level 3)
2013
OREO	$1,545	$0	$0	$1,545
2012
Impaired Loans, net	$275	$0	$0	$275
OREO	1,768	0	0	1,768

The following table displays quantitative information about Level 3 Fair Value Measurements for December 31, 2013:

		Quantitative Information about Level 3 Fair Value Measurements for December 31, 2013
(Dollars in thousands) Description	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
Other real estate owned	$1,545	Discounted appraised value	Discount for lack of marketability	6% to 29% (14%)

Cordia Bancorp

Notes to Consolidated Financial Statements

Note 15. Other Real Estate Owned

The table below presents a summary of the activity related to other real estate owned:

(dollars in thousands)	2013	2012
Beginning balance, January 31,	$1,768	$1,262
Additions	0	1,396
Sales	(223)	(890)
Ending balance, December 31,	$1,545	$1,768

The Company aggressively attempts to dispose of its other real estate and has contracted with a third-party vendor to aid in expediting the sales process. The Company recorded a net gain of $36 thousand on the sale of OREO during 2013 as compared to a net gain of $86 thousand during 2012. The Company recorded an expense of $48 thousand and $157 thousand related to other real estate owned for the years ended December, 31, 2013 and 2012, respectively.

Note 16. Other Comprehensive Income

The Company’s accumulated other comprehensive income (loss) is comprised of the unrealized gain (loss) on available for sale securities and the remaining unamortized loss on securities transferred to held to maturity.

The following table presents information on amounts reclassified out of accumulated other comprehensive income, by category, during the periods presented.

	Year ended December 31,
(dollars in thousands)	2013	2012	Affected Line Item on Consolidated Statement of Operations
Available for sale securities
Realized losses on sales of securities	$0	$(30)	Net loss on sale of available for sale securities
Held to maturity securities
Reclassification adjustment	8	0	Interest income – Investment Securities
	$8	$(30)

Note 17. Parent Company Activity

Cordia Bancorp, Inc. owns 100.0% of the outstanding shares of the Bank of Virginia at December 31, 2013. Condensed financial statements of Cordia Bancorp, Inc. follow:

Condensed Balance Sheets
December 31, 2013 and 2012

(dollars in thousands)	2013	2012
Assets:
Cash and due from banks	$211	$227
Investment in Bank of Virginia	13,882	8,663
Other assets	229	120
Total assets	$14,322	$9,010
Liabilities and capital:
Liabilities	$1,035	$206

Cordia Bancorp

Notes to Consolidated Financial Statements

Note 17. Parent Company Activity  – (continued)

(dollars in thousands)	2013	2012
Equity
Common stock	28	21
Additional paid-in capital	18,648	14,428
Retained (deficit)	(5,005)	(5,701)
Accumulated other comprehensive income (loss)	(384)	56
Total equity	13,287	8,804
Total liabilities and equity	$14,322	$9,010

Condensed Statements of Operations
For the years ended December 31, 2013 and 2012

(dollars in thousands)	2013	2012
Income (loss):
Equity in undistributed income (loss) of subsidiary	$1,346	$(302)
Interest income	1	2
Total income (loss)	$1,347	$(300)
Expenses:
Other expense	651	244
Total expense	651	244
Net income (loss)	$696	$(544)

Condensed Statements of Cash Flows
For the years ended December 31, 2013 and 2012

(dollars in thousands)	2013	2012
Cash flows from operating activities:
Net income (loss)	$696	$(544)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in undistributed (income) loss of subsidiary	(1,346)	302
Stock-based compensation	99	0
Net increase in other assets	(109)	(120)
Net increase in other liabilities	828	166
Net cash provided by (used in) operating activities	168	(196)
Cash flows from investing activities:
Investment in Bank of Virginia, net of costs	(4,312)	(2,972)
Net cash used in investing activities	(4,312)	(2,972)
Cash flows from financing activities:
Issuance of Common Stock, net of costs	4,128	2,674
Net cash provided by investing activities	4,128	2,674
Net decrease in cash and due from banks	(16)	(494)
Cash and due from banks, beginning of period	227	721
Cash and due from banks, end of period	$211	$227

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Cordia Bancorp, Inc.
Midlothian, Virginia

We have audited the accompanying consolidated balance sheets of Cordia Bancorp, Inc. and subsidiary (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cordia Bancorp, Inc. and subsidiary as of December 31, 2013 and 2012 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Winchester, Virginia
March 26, 2014

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures
(a)	Disclosure Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of December 31, 2013, the Company’s disclosure controls and procedures were effective.

(b)	Internal Controls over Financial Reporting

Cordia's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Management assessed the effectiveness of Cordia's internal control over financial reporting as of December 31, 2013 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in a report entitled Internal Control — Integrated Framework (1992). Based on its assessment, management has concluded that Cordia maintained effective internal control over financial reporting as of the quarter ended December 31, 2013.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only Management’s report in this annual report.

(c)	Changes to Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information regarding the directors and officers of Cordia and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to Cordia’s Proxy Statement for the 2014 Annual Meeting of Shareholders and to Part I, Item 1 “Business — Executive Officers of the Registrant” to this Annual Report on Form 10-K.

Code of Ethics

Cordia has adopted a code of ethics that applies to its principal executive officer, the principal financial officer and principal accounting officer. A copy of the Company’s code of business conduct and ethics is available on the Corporate portion of the Bank’s website at www.bankofva.com.

Item 11.	Executive Compensation

The information regarding executive compensation is incorporated herein by reference to Cordia’s Proxy Statement for the 2014 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The information relating to certain relationships and related transactions is incorporated herein by reference to the section captioned “Stock Ownership” in Cordia’s Proxy Statement for the 2014 Annual Meeting of Shareholders.

Security Ownership of Management

The information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Cordia’s Proxy Statement for the 2014 Annual Meeting of Shareholders.

Changes in Control

Management of Cordia knows of no arrangements, including any pledge by any person or securities of Cordia, the operation of which may at a subsequent date result in a change in control of the registrant.

Equity Compensation Plan Information

The information regarding equity compensation plan is incorporated herein by reference to Cordia’s Proxy Statement for the 2014 Annual Meeting of Shareholders.

Item 13.	Certain Relationships, and Related Transactions, and Director Independence

The information relating to certain relationships and related transactions is incorporated herein by reference to Cordia’s Proxy Statement for the 2014 Annual Meeting of Shareholders.

Item 14.	Principal Accounting Fees and Services

The information relating to principal accounting fees and expenses is incorporated herein by reference to Cordia’s Proxy Statement for the 2014 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Exhibit No.	Description	Incorporated by Reference to
3.1	Amended and Restated Articles of Incorporation of Cordia Bancorp Inc.	Exhibit 3.1 to Registration Statement on Form S-4 (File No. 333-186087), as amended, initially filed on January 18, 2013.
3.3	Bylaws of Cordia Bancorp Inc.	Exhibit 3.2 to Registration Statement on Form S-4 (File No. 333-186087), as amended, initially filed on January 18, 2013.
10.1*	Bank of Virginia 2005 Stock Option Plan	Exhibit 10.1 to Registration Statement on Form S-4 (File No. 333-186087), as amended, initially filed on January 18, 2013.
10.2*	Form of Employee Stock Option Agreement	Exhibit 10.1 to Registration Statement on Form S-4 (File No. 333-186087), as amended, initially filed on January 18, 2013.
10.3*	Form of Director Stock Option Agreement	Exhibit 10.3 to Registration Statement on Form S-4 (File No. 333-186087), as amended, initially filed on January 18, 2013.
10.4*	Bank of Virginia 2011 Stock Incentive Plan	Exhibit 10.5 to Registration Statement on Form S-4 (File No. 333-186087), as amended, initially filed on January 18, 2013.
10.5*	Employment Agreement between Cordia Bancorp Inc. and Jack C. Zoeller	Exhibit 10.6 to Registration Statement on Form S-4 (File No. 333-186087), as amended, initially filed on January 18, 2013.
10.6*	Nonqualified Stock Option of Richard Dickinson	Exhibit 10.7 to Registration Statement on Form S-4 (File No. 333-186087), as amended, initially filed on January 18, 2013.
10.7*	Amended and Restated Series A Stock Purchase Agreement between Cordia Bancorp Inc. and David C. Bushnell	Exhibit 10.8 to Registration Statement on Form S-4 (File No. 333-186087), as amended, initially filed on January 18, 2013.
10.8*	Second Amended and Restated Founder Stock Purchase Agreement between Cordia Bancorp Inc. and Peter W. Grieve	Exhibit 10.9 to Registration Statement on Form S-4 (File No. 333-186087), as amended, initially filed on January 18, 2013.
10.9*	Amended and Restated Founder Stock Purchase Agreement between Cordia Bancorp Inc. and Raymond H. Smith, Jr.	Exhibit 10.10 to Registration Statement on Form S-4 (File No. 333-186087), as amended, initially filed on January 18, 2013.
10.10*	Amended and Restated Founder Stock Purchase Agreement between Cordia Bancorp Inc. and Todd S. Thomson	Exhibit 10.11 to Registration Statement on Form S-4 (File No. 333-186087), as amended, initially filed on January 18, 2013.
10.11*	Second Amended and Restated Founder Stock Purchase Agreement between Cordia Bancorp Inc. and John P. Wright	Exhibit 10.12 to Registration Statement on Form S-4 (File No. 333-186087), as amended, initially filed on January 18, 2013.
10.12*	Second Amended and Restated Founder Stock Purchase Agreement between Cordia Bancorp Inc. and Jack Zoeller	Exhibit 10.13 to Registration Statement on Form S-4 (File No. 333-186087), as amended, initially filed on January 18, 2013.
10.13*	Form of Incentive Stock Option Award	Exhibit 10.14 to Registration Statement on Form S-4 (File No. 333-186087), as amended, initially filed on January 18, 2013.

Exhibit No.	Description	Incorporated by Reference to
10.14*	Form of Non-Statutory Stock Option Award	Exhibit 10.15 to Registration Statement on Form S-4 (File No. 333-186087), as amended, initially filed on January 18, 2013.
10.15*	Nonqualified Inducement Stock Option Grant Notice and Stock Option Agreement with Mark A. Severson	Exhibit 99.1 to Registration Statement on Form S-8 (File No. 333-192340) filed on November 14, 2013
10.16*	Inducement Restricted Stock Award Notice and Award Agreement with Mark A. Severson	Exhibit 99.2 to Registration Statement on Form S-8 (File No. 333-192340) filed on November 14, 2013
10.17*	First Amendment to Employment Agreement with Jack C. Zoeller	Exhibit 10.1 to Current Report on Form 8-K filed on March 4, 2014
21	Subsidiaries
23	Consent of Yount, Hyde, Barbour, P.C.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

*	Management contract or compensatory plan, contract or arrangement.

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

/s/ Jack Zoeller Jack Zoeller President, Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2014
/s/ Mark A. Severson Executive Vice President and Chief Financial Officer (Principal Accounting Officer)	March 26, 2014
/s/ David C. Bushnell David C. Bushnell Director	March 26, 2014
/s/ G. Waddy Garrett G. Waddy Garrett Director	March 26, 2014
/s/ Thomas L. Gordon Thomas L. Gordon Director	March 26, 2014
/s/ Peter W. Grieve Peter W. Grieve Director	March 26, 2014
/s/ Hunter R. Hollar Hunter R. Hollar Director	March 26, 2014
/s/ Raymond H. Smith, Jr. Raymond H. Smith, Jr. Director	March 26, 2014
/s/ Todd S. Thomson Todd S. Thomson Director	March 26, 2014
/s/ John P. Wright John P. Wright Director	March 26, 2014