Form 10-K/A
period 2013-12-31
Cordia Bancorp Inc
filed 2014-04-29
CIK 1466292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark if the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes  ☐     No  ☒

Indicate by check mark if the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( § 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( § 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2013 of Cordia Bancorp Inc. (the “Company”), initially filed with the Securities and Exchange Commission on March 26, 2014 (the “Form 10-K”), is being filed by the Company to include the information required by Part III of Form 10-K. Except for the inclusion of the additional information required by Part III of Form 10-K contained herein, no other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

TABLE OF CONTENTS

Part III

Part IV

Item 15	Exhibits, Financial Statement Schedules	13

Signatures

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The Board of Directors of Cordia Bancorp Inc. (“Cordia” or the “Company”) currently consists of ten members. The Board is divided into three classes, as nearly equal in number as possible, with three-year staggered terms.

Pursuant to the terms of a Securities Purchase Agreement, dated as of April 10, 2014, the Company appointed Michael F. Rosinus, a representative selected by TNH Financial Funds, L.P., an affiliate of Tricadia Capital Management LLC, to serve on its Board of Directors. TNH Financial Funds, L.P. will have the right to be represented on the Board of Directors of the Company by one director of its choice, subject to reasonable approval of the Board of Directors, for as long as it beneficially owns at least 5.0% of the Company’s outstanding common stock (whether acquired upon conversion of shares of the Company’s Series A Preferred Stock or otherwise and including, for this purpose, the Company’s nonvoting common stock). Additionally, pursuant to the terms of the Securities Purchase Agreement, the Company also agreed, not later than May 31, 2014, to appoint David Zlatin to the Board of Directors of the Company and/or nominate him for election as a director at the Company’s 2014 annual meeting of stockholders, subject to satisfaction of the legal and governance requirements regarding service as a director of the Company and to the reasonable approval of the Board of Directors.

Information regarding the directors is provided below. Unless otherwise stated, each person has held his or her current occupation for the last five years. Ages presented are as of December 31, 2013.

David C. Bushnell, age 59, has served as a director of Bank of Virginia (“BOVA”) since 2011. He is the Chief Risk Officer of Cordia Bancorp. He also is Managing Director of Bushnell Consulting, LLC, a financial service consulting firm and a member of the Board of Directors of RenaissanceRe Holdings Limited, a global provider of insurance coverage. Mr. Bushnell retired from Citigroup in December 2007, after 22 years of service. He served as the Chief Risk Officer of Citigroup from 2003 through 2007 and as Chief Administrative Officer in 2007. Previously, Mr. Bushnell worked for Salomon Smith Barney Inc. (later acquired by Citigroup) and its predecessors in a variety of positions, including as a Managing Director and Chief Risk Officer. Mr. Bushnell began his career at BayBanks Inc., a regional bank holding company headquartered in Boston. He holds a BA in English from Amherst College.

As a former senior risk officer and chief administrative officer of Citigroup, Mr. Bushnell brings to the Board the perspective and experience of an executive who has participated in the management of a large, complex business organization. His experience in the banking industry gives him a deep understanding of BOVA’s business and exposure to risk.

G. Waddy Garrett, age 72, has served as a director at BOVA since September 2002. He is the President of GWG Financial, LLC, an investment and consulting company located in Richmond, Virginia and a Trustee and Director of the Chesapeake Bay Foundation. He also serves on the Board of Directors of other public and private companies, including Reeds Jewelers, Willard Agri-Service, and New Life Technologies. For 25 years he served as chairman and CEO of Alliance Agronomics, Inc., a regional manufacturer of fertilizer and distributor of ag-chemicals and seed, located in Mechanicsville, Virginia. Prior to that, he served as a Lt. Commander in the U.S. Navy aboard several nuclear submarines. Mr. Garrett’s previous community banking experience includes serving as a Director of Dominion Bank and County Bank of Chesterfield. He holds a BS in Marine Engineering from the U.S. Naval Academy and a M.B.A. in Finance from Harvard University.

Mr. Garrett’s previous bank board experience, in addition to his extensive experience on other public company boards and audit committees, provides Mr. Garrett with a wide set of skills and perspectives to be an effective director.

Thomas L. Gordon, age 58, has served as a director of BOVA since September 2002. Senior Partner of Gordon, Dodson, Gordon & Rowlett, Attorneys at Law, Mr. Gordon is a life-long resident of Chesterfield County, Virginia and a graduate of T. C. Williams School of Law at the University of Richmond. Mr. Gordon is a member of the Chesterfield Bar Association, the Family Law Section and the Criminal Law Sections of the Virginia State Bar. Mr. Gordon has over twenty years of experience representing community banks. He served as a director and member of the loan committee for the County Bank of Chesterfield and succeeding banks for 15 years.

Mr. Gordon brings to the Board extensive experience as a bank director and as a lawyer representing community banks, and has an excellent understanding of corporate governance.

Peter W. Grieve, age 58, has served as a director of Cordia since 2009 and as a director of BOVA since December 2010. He is Co-founder and Chairman of the Board of Directors of Cordia Bancorp. In 2009, he stepped down from a highly successful 25-year career as a Managing Director of Goldman Sachs to help found Cordia Bancorp. At Goldman, Mr. Grieve co-founded, built and led the firm's largest private wealth management practice globally. At Cordia he is responsible for the Company’s capital-raising strategy for individual and institutional investors. In 2013, Mr. Grieve was named a partner and subsequently Chairman of Beach Hem Capital Management, a private hedge firm. Mr. Grieve is a graduate of the U.S. Naval Academy, served as a Marine infantry officer, and holds an MBA from the Tuck School of Business at Dartmouth, where he most recently served on the Board of Overseers. He sits on the Investment Committee of the U.S. Naval Academy Foundation. In addition Mr. Grieve serves on the board of directors of GrassRoot Soccer, an HIV prevention and education organization for African youth through the sport of soccer, and The Mission Continues, a non-profit that facilitates returning veterans to continue their service in their communities.

As a former investment banker, Mr. Grieve brings to the Board significant experience and expertise in public and private debt and equity markets.

Hunter R. Hollar, age 65, has served as a director of BOVA since 2011. From 1994 to 2008, he served as Chief Executive Officer of Sandy Spring Bancorp, located in Maryland. Under his leadership at Sandy Spring, Mr. Hollar oversaw the growth of Sandy Spring Bank from $760 million to $3.3 billion in assets, an annualized growth rate of 9.6%, and 10 branches to 40 branches in Maryland and Virginia. Following his retirement from Sandy Spring Bancorp in 2008, he continued to serve as Chairman of the Board until December 2009. Prior to Sandy Spring Bancorp, he served as Senior Vice President and Senior Credit Officer at Dominion Bank in Richmond, Virginia. He also served a three-year term as a Director of the Federal Reserve Bank of Richmond from 2006 to 2008. Mr. Hollar began his banking career in 1972 in Harrisonburg, Virginia. He earned an MBA from James Madison University and a BA in Economics from the University of Virginia.

As a former chief executive officer of a financial institution, Mr. Hollar brings to the Board a wealth of experience and expertise in the banking industry and in managing corporate issues relating to growth, strategic planning and competition. His experience as a senior credit officer also has proved invaluable to the board in its loan approval activities.

Michael F. Rosinus, age 55, is a Managing Director of TRF Partners LLC, which is a consultant to Tricadia Capital Management, LLC. Through this relationship, Mr. Rosinus serves as a Senior Advisor to Tricadia Capital Management, LLC focusing on investments in community bank and other financial services. Since 2010, TRF Partners LLC has been the co-general partner of PTMR Capital Partners LP, a fund affiliated with Performance Trust Investment Advisors, which made equity investments in distressed community banks. From 2008 to 2010, he served as co-head of the community bank investment team at Lightyear Capital. From 1998 to 2008 he was the Portfolio Manager at Rosinus Financial Fund LP and Tiedemann Rosinus LP, both of which made investments in community banks. Before joining Tiedemann, Mr. Rosinus was employed in the banking industry for 18 years, serving as the Chief Lending Officer for M&T Bank in New York City and subsequently the Chief Executive Officer of the Commercial Banking Division for Citibank in Chicago. Mr. Rosinus also served as a director of Sun American Bancorp from 2005 to 2010. Mr. Rosinus received his B.A. from Hamilton College and an M.B.A. from the Stern School of Business, New York University.

As an investment professional, fund manager and former banker, Mr. Rosinus brings to the Board significant experience and expertise in public and private equity markets and the banking industry.

Raymond H. Smith, Jr., age 54, has served as a director of Cordia since 2009 and as a director of BOVA since December 2010. He is also a co-founder and director of Cordia Bancorp. Since 1992 he has served as President of Smith Brown & Groover, Inc., a securities broker/dealer in Macon, Georgia. In 1997 he became a co-founder of Rivoli Bank and Trust, a commercial bank chartered in Georgia, and served on its board of directors until its sale in 2005. In 2006, he was a founding investor in Patriot Bank of Georgia. Mr. Smith formerly served as chairman of a five-state committee for the Board of the Financial Industry Regulatory Authority, Inc. (FINRA), formerly the National Association of Securities Dealers, and recently completed service on FINRA's Small Firm Advisory Board in Washington, DC.

After completing his MBA in 1982, Mr. Smith was appointed Vice President at Prudential Capital, where he was responsible for asset and liability management and new product development. Subsequently he developed interest rate hedging strategies as a Vice President at E.F. Hutton in New York, and co-founded Capital Risk Management Corp., where he specialized in asset securitization. Mr. Smith holds leadership positions in various civic and charitable groups in Macon, Georgia. He earned his B.B.A from the University of Georgia and MBA from the University of Texas. Mr. Smith brings to the Board experience in community banks and the issues and challenges faced by start-up institutions.

Mr. Smith’s past board service gives him experience in compensation and corporate governance. Mr. Smith is also designated as BOVA’s Audit Committee financial expert.

Todd S. Thomson, age 52, has served as a director of Cordia since 2010 and as a director of BOVA since 2011. He is a founder and the Chairman of Dynasty Financial Partners, a wealth management adviser firm, and founder and CEO of Headwaters Capital, a proprietary investment business. Mr. Thomson formerly served as Chairman and CEO of Citigroup Global Wealth Management, comprised of Smith Barney, The Citigroup Private Bank, and Citigroup Investment Research. With $1.4 trillion in assets and over $10 billion in revenue, Citi GWM ranked as one of the leading wealth management businesses in the world. Mr. Thomson also served for five years as Citigroup CFO, where he led operations, strategy and all finance functions, and oversaw Citigroup Alternative investments, with approximately $15 billion in hedge funds, private equity, and credit structures.

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

As a former senior officer of Citigroup, Mr. Thomson brings to the Board the perspective and experience of an executive who has participated in the management of a large, complex business organization. His experience in the banking industry gives him a deep understanding of Cordia’s business and strategic and financial alternatives.

John P. Wright, age 56, has served as a director of BOVA since December 2010. He serves as principal merger and strategy advisor to Cordia Bancorp. Mr. Wright served as a bank equity analyst, salesman, and corporate finance specialist at Keefe, Bruyette, & Woods from 1983 to 1995. Since that time, he has advised institutional investors on their investments in the financial services sector and managed portfolios at SKY Investment Group, Fox-Pitt, Kelton and George Weiss Associates, a market neutral hedge fund. Mr. Wright lectured at the New England School of Banking and is a former President of the Banc Analyst Association of Boston. He is a graduate of Middlebury College and holds an MBA from the Tuck School of Business at Dartmouth.

Mr. Wright brings to the Board experience in capital markets and corporate finance, with particular expertise in bank valuations and mergers and acquisitions.

Jack Zoeller, age 64, has served as a director of Cordia since 2009 and has served as a director of BOVA and Chairman of its Board of Directors since December 2010. He is Co-founder, President and CEO of Cordia Bancorp. He has 33 years of experience in the start-up and turn-around of companies in the banking, financial services and risk management industries. During the last major banking crisis in the U.S., he served as turn-around CEO of ComFed Bancorp, a troubled $1.8 billion asset-size bank holding company in Massachusetts. Early in his career he managed initial public stock offerings and provided financial and merger advice to community banks. From 2006 to 2009 he served on the board and executive committee of a Virginia bank holding company that merged with a healthy community bank and acquired two failed banks from the FDIC.

Mr. Zoeller began his career in corporate finance at E.F. Hutton in New York, after serving as a U.S. Army Ranger and infantry company commander in the 82d Airborne Division. At Hutton he pioneered the development of credit and interest rate risk strategies and built the first financial guarantee insurance subsidiary on Wall Street. He founded and served as CEO of Hutton Risk Management, Capital Risk Management and AtlantiCare Risk Management, and also served three years as CEO of New England's largest volume mortgage lender. Mr. Zoeller is believed to have been the first bank president asked by the RTC to remain in place during his bank's conservatorship. Commencing in 1995, he served as founder and CEO of AtlantiCare Inc. and North American Health & Life Insurance Co. Ltd. He has served on 22 corporate and nonprofit boards of directors. Since 2010, he has served on the Defense Business Board at the Pentagon, and also serves as a vising research professor at George Washington University. Mr. Zoeller is a graduate of the U.S. Military Academy at West Point, holds a MPP from the Harvard Kennedy School and an M.Litt. from Oxford University, where he studied as a Rhodes Scholar.

As a chief executive officer previously engaged to turn around a troubled financial institution, Mr. Zoeller brings to the Board valuable experience in managing regulatory compliance, team-building, growth, and strategic planning. His experience with business start-ups and on other boards gives him a breadth of experience in recruiting, capital raising and corporate governance.

Executive Officers

The following individuals currently serve as executive officers of Cordia and BOVA.

Name	Position
Jack Zoeller	President and Chief Executive Officer of Cordia

Chairman of the Board and Chief Executive Officer of BOVA

Richard Dickinson	President and Chief Operating Officer of BOVA

Mark Severson	Executive Vice President and Chief Financial Officer of Cordia and BOVA

Roy Barzel	Executive Vice President and Chief Credit Officer of BOVA

Don Andree	Executive Vice President of BOVA

Christy Quesenbery	Senior Vice President, Operations of BOVA

Robert Sims	Senior Vice President, Retail Banking of BOVA

Below is information about our executive officers who are not also directors. Ages presented are as of December 31, 2013.

Don Andree joined BOVA as Senior Vice President — Special Assets in May 2011 and was promoted to Executive Vice President in September 2013. Prior to BOVA, Mr. Andree spent 14 years at SunTrust Bank where his most recent position was Senior Vice President and Regional Manager for the Special Assets/Residential Builder group in the Mid-Atlantic Region. Formerly he served as Regional Credit Officer for greater Richmond and western Virginia. Age 60.

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

Richard Dickinson has served as President and Chief Operating Officer of BOVA since January 2012. From May 2011 to his appointment as President, Mr. Dickinson served as Executive Vice President. Throughout his tenure at BOVA he has served as Chief Operating Officer. Prior to joining BOVA, Mr. Dickinson spent his career with SunTrust Bank, serving in a variety of senior lending, credit and special asset positions, primarily in Richmond and most recently as Senior Credit Officer and Executive Vice President of Commercial Real Estate for all of SunTrust. Age 53.

Christy Quesenbery joined BOVA as Senior Vice President — Operations in November 2011. Prior to Bank of Virginia, Ms. Quesenbery had over 30 years of banking experience, including most recently four years as Senior Vice President and Chief Administrative Officer at Virginia Partners Bank in Fredericksburg, VA. Age 55.

Mark Severson joined BOVA as Executive Vice President — Chief Financial Officer of Cordia and BOVA in September 2013. Prior to Bank of Virginia Mr. Severson had over 37 years of banking experience and had been Chief Financial Officer of several large financial institutions, including as Executive Vice President and Chief Financial Officer of Chemung Financial Corporation in Elmira, NY, from 2012 – 13 and prior to that as Executive Vice President and Chief Financial Officer of FNB United in Ashboro, NC, from 2007 – 2011. Age 59.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires Cordia’s executive officers and directors, and persons who own more than 10% of any registered class of Cordia’s equity securities, to file reports of ownership and changes in ownership with the Federal Reserve Board. Executive officers, directors and greater than 10% shareholders are required by regulation to furnish Cordia with copies of all Section 16(a) reports they file. Based solely on Cordia’s review of copies of the reports it has received and written representations provided to it from the individuals required to file the reports, Cordia believes that each of its executive officers and directors has complied with applicable reporting requirements for transactions in Cordia common stock during the year ended December 31, 2013 except for one untimely report on Form 4 by each of Mark Severson and Christy Quesenbery.

Audit Committee Financial Expert

The Audit Committee of Cordia’s Board of Directors, established in accordance with section 3(a)(58)(A) of the Exchange Act, assists the Board of Directors in fulfilling its oversight responsibility to the shareholders relating to the integrity of Cordia’s financial statements, Cordia’s compliance with legal and regulatory requirements and the qualifications, independence and the performance of the internal audit function. The Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of the independent accountants engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attestation services for Cordia. The Board of Directors has adopted a written charter for the Audit Committee.

The members of the Audit Committee are G. Waddy Garrett (Chairman), Thomas L. Gordon, Raymond H. Smith, Jr. and John P. Wright, all of whom the Board in its business judgment has determined are independent as defined by Nasdaq’s listing standards and Securities and Exchange Commission regulations. The Board of Directors also has determined that all of the members of the Audit Committee have sufficient knowledge in financial and auditing matters to serve on the Audit Committee and that Mr. Smith qualifies and is designated as an audit committee financial expert as defined by SEC regulations and the Sarbanes Oxley Act of 2002, while Mr. Garrett holds the responsibility of Audit Committee Chairman.

Code of Ethics and Business Conduct

The Board of Directors has approved a Code of Business Conduct and Ethics for directors, officers and employees of Cordia. The Code addresses such topics as confidentiality of information, conflicts of interest, business conduct, extensions of credit to family members, political contributions and political activities, expectations of the employee and employer, compliance with applicable laws and regulations, accuracy and preservation of records and accounting and financial reporting and conflicts of interest. Requests for a copy of Cordia’s Code of Ethics will be provided, free of charge, upon written request by sending the request to Cordia Bancorp, Inc., Attn: Chief Financial Officer, P.O. Box 5658, Midlothian, VA 23112, by e-mail to info@cordiabancorp.com or by visiting Bank of Virginia’s website at www.bankofva.com.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following information is furnished for the principal executive officer and the two next most highly compensated executive officers who served in such capacity at December 31, 2013. These individuals are referred to in this Part III as “named executive officers.”

Name and Principal Position	Year	Salary	Bonus	All Other Compensation (1)	Total

Jack Zoeller	2013	$325,000	$6,250	$43,239	$374,489
President and Chief Executive Officer	2012	300,000	--	51,504	351,504

Richard Dickinson	2013	265,000	5,500	7,760	278,260
President and Chief Operating Officer of Bank of Virginia	2012	265,000	--	7,050	272,050

Roy Barzel	2013	175,000	4,375	8,225	187,600
Executive Vice President and Chief Credit Officer of Bank of Virginia	2012	175,000	--	6,995	181,995

 _________________________________

(1)	Amount includes term life benefits and health, disability and long term care insurance premiums paid on behalf of the employee. For Mr. Zoeller, amount also includes housing allowance, travel allowance, and personal use of an employer-owned vehicle.

Employment Agreement

Cordia is a party to an employment agreement with Jack Zoeller. The employment agreement has a term that expires on December 31, 2016, at which time it will renew automatically for successive one-year terms unless either party gives the other notice of non-renewal at least 60 days prior to the end of the then-current term.

In addition to base salary, Mr. Zoeller is entitled to certain housing and transportation benefits and to participation in corporate benefit plans for which he is eligible. Mr. Zoeller is also entitled to life insurance with a death benefit of $1 million.

Mr. Zoeller will be subject to restrictions on competing against Cordia, soliciting depositors or other customers of Cordia, and recruiting certain employees of Cordia for a period of 12 months following termination of his employment, except that the restriction on competition will cease to apply following a change in control.

See “—Potential Post-Termination Benefits” for a discussion of the potential payments that Mr. Zoeller may receive under his employment agreement upon his separation from service from Cordia.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information as of December 31, 2013 concerning vested and unvested unexercised stock options for each named executive officer.

		Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date
Jack Zoeller	10/26/11	6,640	6,640	6.25	10/26/21
	3/27/13	13,280	--	5.35	3/27/23
Richard Dickenson	8/24/11	3,320	3,320	11.30	8/24/21
	6/8/12	5,000	15,000	5.05	6/8/22
	3/27/13	6,640	--	5.35	3/27/23
Roy Barzel	8/24/11	2,656	2,656	11.30	8/24/21
	3/27/13	5,312	--	5.35	3/27/13

_______________

(1)	The options awarded vest equally and annually over a four-year period from the date of grant.
(2)	Based upon Cordia's closing stock price of $4.16 on December 31, 2013.

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

If Mr. Zoeller’s shares of restricted stock held as of December 9, 2010 are not fully vested and Mr. Zoeller’s employment is terminated without cause or he resigns for good reason within one year after a change in control, then Mr. Zoeller will be entitled to a lump sum payment equal to 299% of his annual base salary plus his most recent annual bonus. No payment will be made if Mr. Zoeller’s restricted shares vest within one year of the change in control.

Equity Awards.  The following table summarizes the consequences under Cordia’s 2011 Stock Incentive Plan that would occur with respect to outstanding stock options in the event of termination of employment of a named executive officer.

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

Director Compensation

The following table provides the compensation received by individuals who served as directors and who were not also named executive officers of Cordia during the 2013 fiscal year.

	Fees Earned or Paid in Cash	Stock Awards (1)	All Other Compensation	Total
David C. Bushnell	$8,550	$9,000	$11,000 (2)	$28,550
G. Waddy Garrett	7,350	9,000	—	16,350
Thomas L. Gordon	8,850	9,000	—	17,850
Peter W. Grieve	8,050	9,000	—	17,050
Hunter R. Hollar	8,350	9,000	—	17,350
Raymond H. Smith, Jr.	7,750	9,000	—	16,750
Todd Thomson	6,550	9,000	—	15,550
John P. Wright	7,750	9,000	—	16,750

 ________________________

(1)	These amounts represent the aggregate grant date fair value for restricted stock awards granted during 2013, computed in accordance with FASB ASC Topic 718.
(2)	Represents fees paid to Mr. Bushnell in connection with his service as interim Chief Financial Officer of Cordia and Bank of Virginia during the 2013 fiscal year.

The following table sets forth the applicable retainers and fees that were paid to non-employee directors for their service on the Board of Directors during 2013.

Amount
Board meeting fee	$500
Committee meeting fee	100

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table provides information as of April 10, 2014 about the persons known to Cordia to be the beneficial owners of more than 5% of Cordia’s outstanding common stock. A person may be considered to beneficially own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investment power.

Name and Address	Number of Shares Owned		Percent of Common Stock Outstanding (1)

Peter W. Grieve 11730 Hull Street Road Midlothian, Virginia 23112	295,182		10.6%

Freestone Investments, LLC Freestone Capital Management, LLC 1918 Eighth Avenue, Suite 3400 Seattle, Washington 98101	181,976	(2)	6.5

Todd Thomson 11730 Hull Street Road Midlothian, Virginia 23112	174,764		6.3

Jack Zoeller 11730 Hull Street Road Midlothian, Virginia 23112	159,638	(3)	5.7

___________________

(1)	Based on 2,788,302 shares of the Company’s common stock outstanding and entitled to vote as of March 31, 2014.
(2)	Based on information contained in a Schedule 13G filed with the Securities and Exchange Commission on February 12, 2014.
(3)	Includes 8,300 shares that may be acquired upon the exercise of stock options.

The following table provides information as of April 10, 2014 about the shares of Cordia common stock that may be considered to be owned by each director, nominee for director, executive officers named in the Summary Compensation Table and by all directors, nominees for director and executive officers of Cordia as a group. Unless otherwise indicated, each of the named individuals has sole voting and investment power with respect to the shares shown and none of the named individuals has pledged his or her shares.

Name	Common Stock		Options Exercisable Within 60 Days	Total	Percent of Shares of Common Stock Outstanding	Series A Preferred Stock	Percent of Shares of Series A Preferred Stock Outstanding
Directors:
David C. Bushnell	75,577		-	75,577	2.7	2.3529	*
G. Waddy Garrett	74,787	(1)	1,328	76,115	2.7	1.1764	*
Thomas L. Gordon	6,019		1,328	7,347	*	2.3529	*
Peter W. Grieve	295,182	(2)	-	295,182	10.6	11.7647	3.2
Hunter R. Hollar	5,515		-	5,515	*	1.1764	*
Michael F. Rosinus	13,691	(3)	-	12,762	*	-	*
Raymond H. Smith, Jr.	51,391		-	51,391	1.9	0.5882	*
Todd Thomson	174,764		-	174,764	6.3	1.1764	*
John P. Wright	36,220		-	36,220	1.3	1.1764	*
David Zlatin	-		-	-	*	-	*
Jack Zoeller	151,338		8,300	159,638	5.7	2.9411	*

Named Executive Officers Who Are Not Also Directors
Richard Dickinson	5,000		18,320	23,320	*	0.2353	*
Roy Barzel	8,771		3,984	12,755	*	0.2353	*
All directors and executive officers as a group (15 persons)	914,826		34,588	949,414	33.8	25.7760	7.1

_____________________________________________

*	Indicates less than 1% ownership.
(1)	Amount includes 2,700 shares held by spouse.
(2)	Includes 10,000 shares held in a trust over which Mr. Grieve has voting and dispositive power.
(3)	Includes 12,762 shares pledged as security.

Change in Control

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Equity Compensation Plan Information

The following table sets forth information about Cordia common stock that may be issued upon exercise of options, warrants and rights under all of Cordia’s equity compensation plans as of December 31, 2013.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	85,656	$8.67	11,608

Equity compensation plans not approved by security holders	30,000	4.84	0

Total	115,656		11,608

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Directors and officers and the business and professional organizations with which they are associated have and will continue to have banking transactions, including deposit accounts, loans and loan participations, with Cordia in the ordinary course of business. Any loans and loan commitments are made in accordance with all applicable laws. Such transactions were made in the ordinary course of business and were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than normal risk of collectability or present other unfavorable features.

Loans to directors and officers must comply with Cordia lending policies and statutory lending limits, and directors with a personal interest in any loan application are excluded from voting on the approval of any such loan application.

There were no transactions beyond normal banking transactions, as detailed above, during 2013 between Cordia’s directors or officers and Cordia.

Director Independence

Eight of our ten directors are independent under the current listing standards of the Nasdaq Stock Market. The only directors who are not independent under such standards are Jack Zoeller, who is employed as President and Chief Executive Officer of Cordia, and David Bushnell, who previously served as interim Chief Financial Officer of Cordia. In determining the independence of directors, the Board of Directors considered the various deposit, loan and other relationships that each director has with Bank of Virginia, including loans and lines of credit, and determined in each case that these relationships did not interfere with their exercise of independent judgment in carrying out their responsibilities as a director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the fees paid by Cordia to Yount, Hyde & Barbour, P.C. for the fiscal years ended December 31, 2013 and 2012.

	2013	2012
Audit fees (1)	$103,888	$121,677
Audit related fees (2)	3,490	9,414
Tax fees (3)	6,000	7,700

 ___________________

(1)	Audit fees consist of fees for professional services rendered for the audit of Cordia and Cordia’s consolidated financial statements. The amount also includes fees related to the review of financial statements included in Cordia’s Quarterly Reports on Form 10-Q and the Annual Report on Form 10-K as well as services normally provided by the independent auditor in connection with statutory and regulatory filings or engagements.
(2)	Audit-related fees consist of discussions concerning financial accounting and reporting standards.
(3)	Tax services fees consist of fees for compliance tax services, including tax planning and advice and preparation of tax returns.

Approval of Services by the Independent Auditor

The Audit Committee is responsible for appointing and reviewing the work of the independent registered public accounting firm and setting the independent registered public accounting firm’s compensation. In accordance with its charter, the Audit Committee shall consider any non-audit services to be performed by the independent registered public accounting firm and shall receive periodic reports from the independent registered accounting firm regarding the independent registered public accounting firm’s independence. This approval process ensures that the independent registered public accounting firm does not provide any non-audit services to Cordia that are prohibited by law or regulation. During the year ended December 31, 2013, all services were approved in advance by the Audit Committee in compliance with these procedures.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Exhibit No.	Description	Incorporated by Reference to

3.1	Amended and Restated Articles of Incorporation of Cordia Bancorp Inc.	Exhibit 3.1 to Registration Statement on Form S-4 (File No. 333-186087), as amended, initially filed on January 18, 2013.
3.2	Amendment to Articles of Incorporation	Exhibit 3.1 to Current Report on Form 8-K File No. 001-35852) filed on April 11, 2014.

3.3	Bylaws of Cordia Bancorp Inc.	Exhibit 3.2 to Registration Statement on Form S-4 (File No. 333-186087), as amended, initially filed on January 18, 2013.

10.1*	Bank of Virginia 2005 Stock Option Plan	Exhibit 10.1 to Registration Statement on Form S-4 (File No. 333-186087), as amended, initially filed on January 18, 2013.

10.2*	Form of Employee Stock Option Agreement	Exhibit 10.1 to Registration Statement on Form S-4 (File No. 333-186087), as amended, initially filed on January 18, 2013.

10.3*	Form of Director Stock Option Agreement	Exhibit 10.3 to Registration Statement on Form S-4 (File No. 333-186087), as amended, initially filed on January 18, 2013.

10.4*	Bank of Virginia 2011 Stock Incentive Plan	Exhibit 10.5 to Registration Statement on Form S-4 (File No. 333-186087), as amended, initially filed on January 18, 2013.

10.5*	Employment Agreement between Cordia Bancorp Inc. and Jack C. Zoeller	Exhibit 10.6 to Registration Statement on Form S-4 (File No. 333-186087), as amended, initially filed on January 18, 2013.

10.6*	Nonqualified Stock Option of Richard Dickinson	Exhibit 10.7 to Registration Statement on Form S-4 (File No. 333-186087), as amended, initially filed on January 18, 2013.

10.7*	Amended and Restated Series A Stock Purchase Agreement between Cordia Bancorp Inc. and David C. Bushnell	Exhibit 10.8 to Registration Statement on Form S-4 (File No. 333-186087), as amended, initially filed on January 18, 2013.

10.8*	Second Amended and Restated Founder Stock Purchase Agreement between Cordia Bancorp Inc. and Peter W. Grieve	Exhibit 10.9 to Registration Statement on Form S-4 (File No. 333-186087), as amended, initially filed on January 18, 2013.

10.9*	Amended and Restated Founder Stock Purchase Agreement between Cordia Bancorp Inc. and Raymond H. Smith, Jr.	Exhibit 10.10 to Registration Statement on Form S-4 (File No. 333-186087), as amended, initially filed on January 18, 2013.

10.10*	Amended and Restated Founder Stock Purchase Agreement between Cordia Bancorp Inc. and Todd S. Thomson	Exhibit 10.11 to Registration Statement on Form S-4 (File No. 333-186087), as amended, initially filed on January 18, 2013.

10.11*	Second Amended and Restated Founder Stock Purchase Agreement between Cordia Bancorp Inc. and John P. Wright	Exhibit 10.12 to Registration Statement on Form S-4 (File No. 333-186087), as amended, initially filed on January 18, 2013.

10.12*	Second Amended and Restated Founder Stock Purchase Agreement between Cordia Bancorp Inc. and Jack Zoeller	Exhibit 10.13 to Registration Statement on Form S-4 (File No. 333-186087), as amended, initially filed on January 18, 2013.

10.13*	Form of Incentive Stock Option Award	Exhibit 10.14 to Registration Statement on Form S-4 (File No. 333-186087), as amended, initially filed on January 18, 2013.

10.14*	Form of Non-Statutory Stock Option Award	Exhibit 10.15 to Registration Statement on Form S-4 (File No. 333-186087), as amended, initially filed on January 18, 2013.
10.15*	Nonqualified Inducement Stock Option Grant Notice and Stock Option Agreement with Mark A. Severson	Exhibit 99.1 to Registration Statement on Form S-8 (File No. 333-192340) filed on November 14, 2013.
10.16*	Inducement Restricted Stock Award Notice and Award Agreement with Mark A. Severson	Exhibit 99.2 to Registration Statement on Form S-8 (File No. 333-192340) filed on November 14, 2013
10.17*	First Amendment to Employment Agreement with Jack C. Zoeller	Exhibit 10.1 to Current Report on Form 8-K filed on March 4, 2014.

21	Subsidiaries	Previously filed.
23	Consent of Yount, Hyde, Barbour, P.C.	Previously filed.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	Filed herewith.

32.1	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer	Filed herewith.

________________

*Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORDIA BANCORP INC.
April 29, 2014
	By:	/s/ Jack Zoeller
Jack Zoeller
President and Chief Executive Officer