Form 10-Q
period 2014-03-31
Cordia Bancorp Inc
filed 2014-05-14
CIK 1466292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

As of May 14, 2014, there were 2,788,302 shares of common stock outstanding.

PART I

Financial Information

i

Item 1. Condensed Consolidated Financial Statements

Cordia Bancorp

Condensed Consolidated Balance Sheets

(dollars in thousands, except per share data)	(Unaudited) March 31, 2014	December 31, 2013
Assets
Cash and due from banks	$10,499	$5,290
Federal funds sold and interest-bearing deposits with banks	16,839	8,694
Total cash and cash equivalents	27,338	13,984
Securities available for sale, at fair market value	24,464	24,567
Securities held to maturity, at cost (fair value $14,502 and $14,597 at March 31, 2014 and December 31, 2013, respectively)	14,500	14,753
Restricted securities	1,529	1,074
Loans net of allowance for loan losses of $1,504 and $1,489, at March 31, 2014 and December 31, 2013, respectively	203,578	172,518
Premises and equipment, net	4,430	4,464
Accrued interest receivable	2,177	1,655
Other real estate owned, net of valuation allowance	1,543	1,545
Other assets	697	588
Total assets	$280,256	$235,148
Liabilities and stockholders' equity
Deposits
Non-interest bearing	$21,642	$22,845
Savings and interest-bearing demand	74,825	60,685
Time, $100,000 and over	87,559	76,231
Other time	51,002	51,053
Total deposits	235,028	210,814
Accrued expenses and other liabilities	12,202	1,047
FHLB borrowings	20,000	10,000
Total liabilities	267,230	221,861
Stockholders' equity
Preferred stock, 2,000 shares authorized, $0.01 par value, none issued and outstanding	—	—
Common stock:
Common stock – 120,000,000 shares authorized, $0.01 par value, 2,788,302 shares were outstanding	28	28
Undesignated – 80,000,000 authorized, none issued	—	—
Additional paid-in capital	18,672	18,648
Retained deficit	(5,289)	(5,005)
Accumulated other comprehensive loss	(385)	(384)
Total stockholders' equity	13,026	13,287
Total liabilities and stockholders' equity	$280,256	$235,148

See Notes to the Condensed Consolidated Financial Statements.

Cordia Bancorp

Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
(dollars in thousands, except per share data)	2014	2013
Interest income
Interest and fees on loans	$2,149	$2,579
Investment securities	207	70
Federal funds sold and deposits with banks	6	15
Total interest income	2,362	2,664
Interest expense
Interest on deposits	426	391
Interest on FHLB borrowings	41	41
Total interest expense	467	432
Net interest income	1,895	2,232
Provision for loan losses	20	127
Net interest income after provision for loan losses	1,875	2,105
Non-interest income
Service charges on deposit accounts	26	32
Net gain on sale of available for sale securities	64	—
Other fee income	33	35
Total non-interest income	123	67
Non-interest expense
Salaries and employee benefits	1,406	1,185
Professional services	106	62
Occupancy	151	145
Data processing and communications	142	125
FDIC assessment and bank fees	123	120
Loan expenses	126	15
Other real estate expenses	5	16
Supplies and equipment	75	69
Insurance	41	42
Director's fees	16	34
Marketing and business development	6	22
Other	85	115
Total non-interest expense	2,282	1,950
Net income (loss)	(284)	222
Basic income (loss) per common share	$(0.10)	$0.08
Diluted income (loss) per common share	$(0.10)	$0.08
Weighted average shares outstanding, basic	2,788,302	2,778,677
Weighted average shares outstanding, diluted	2,788,302	2,778,677

See Notes to the Condensed Consolidated Financial Statements.

Cordia Bancorp

Condensed Consolidated Statement of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2014	2013
Net income (loss)	$(284)	$222
Unrealized losses on available for sale securities	(13)	(21)
Amortization of AFS to HTM reclassification adjustment	12	—
Other comprehensive loss	(1)	(21)
Comprehensive income (loss)	$(285)	$201

See Notes to the Condensed Consolidated Financial Statements.

Cordia Bancorp

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2014	2013
Cash flows from operating activities:
Net income (loss)	$(284)	$222
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities
Net amortization of premium on investment securities	71	26
Depreciation and amortization	(38)	(107)
Provision for loan losses	20	127
OREO impairment	2	—
Stock compensation	24	9
Net change in loans held for sale	—	(30,812)
Changes in assets and liabilities:
Increase in accrued interest receivable	(522)	(678)
Increase in other assets	(109)	(393)
Decrease in accrued expenses and other liabilities	11,179	232
Net cash provided by (used in) operating activities	10,343	(31,374)
Cash flows from investing activities:
Purchase of securities available for sale	(7,910)	—
(Issuance) redemptions of restricted securities, net	(455)	32
Proceeds from sales, maturities, and paydowns of securities available for sale	7,941	1,259
Proceeds from payments/maturities of securities held to maturity	253	—
Net increase in loans	(30,989)	(38,650)
Purchase of premises and equipment	(34)	—
Net cash used in investing activities	(31,194)	(37,359)
Cash flows from financing activities:
Proceeds from sale of stock, net	—	(67)
Net increase in demand savings, interest-bearing checking and money market deposits	12,928	42,560
Net increase in time deposits	11,277	28,800
FHLB advances	10,000	—
Net cash provided by investing activities	34,205	71,293
Net increase in cash and cash equivalents	13,354	2,560
Cash and cash equivalents, beginning of period	13,984	11,981
Cash and cash equivalents, end of period	$27,338	$14,541
Supplemental disclosure of cash flow information
Cash payments for interest	$466	$718
Supplemental disclosure of noninvesting activities
Fair value adjustments for securities	$(13)	$(21)

See Notes to the Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

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

On December 10, 2010, Cordia purchased $10.3 million of BVA’s common stock, resulting in the ownership of 59.8% of the outstanding shares. On August 28, 2012, Cordia purchased an additional $3.0 million of BVA common stock.

On March 29, 2013, the Company completed a share exchange with the Bank resulting in the Bank becoming a wholly owned subsidiary of the Company. Under the terms of the Agreement and Plan of Share Exchange between the Company and the Bank, each outstanding share of the Bank’s common stock owned by persons other than the Company were exchanged for 0.664 of a share of the Company’s common stock. Shares of the Company’s stock are listed on the Nasdaq Stock Market under the symbol “BVA”. The Company has owned 100.0% of the Bank’s shares since the completion of the exchange.

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

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and prevailing practices within the financial services industry for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements and prevailing practices within the banking industry. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2014. In the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim periods have been included. Certain reclassifications have been made to prior period amounts, as necessary, to conform to the current period presentation. The Company has evaluated subsequent events through the date of the issuance of its financial statements.

These statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s 2013 Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 26, 2014.

Principles of Consolidation

The accompanying condensed consolidated financial statements include all accounts of the Company and the Bank. All material intercompany balances and transactions have been eliminated in consolidation.

Summary of Significant Accounting Policies

We provide a summary of our significant accounting policies in our 2013 Form 10-K under “Note 1 —  Organization and Summary of Significant Accounting Policies”. There have been no significant changes to these policies during 2014.

Notes to Condensed Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies  – (continued)

Recent Accounting Pronouncements

In January 2014, the FASB issued ASU 2014-01, “Investments — Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force).” The amendments in this ASU permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this ASU should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this ASU are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-01 to have a material impact on its consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, “Receivables — Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).” The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company does not expect the adoption of ASU 2014-04 to have a material impact on its consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in this ASU change the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results and include disposals of a major geographic area, a major line of business, or a major equity method investment. The new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. Additionally, the new guidance requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The amendments in the ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-08 to have a material impact on its consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Note 2. Business Combination

On December 10, 2010, the Company purchased 1,355,263 newly issued shares of the common stock of the Bank of Virginia (“BVA”), which gave it a 59.8% ownership interest. In accordance with ASC 805-10, this transaction is considered a business combination. Under the acquisition method of accounting, the assets and liabilities of the Bank were marked to fair value and goodwill was recorded for the excess of consideration paid over net fair value received. Based on the consideration paid and the fair value of the assets received and the liabilities assumed, goodwill of $5.9 million was recorded. Goodwill was determined to be impaired in its entirety during the fourth quarter of 2011. In addition to goodwill, other assets and liabilities of the Bank of Virginia were marked to their respective fair value as of December 10, 2010.

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

The provision for loan losses is significantly impacted by these acquisition accounting adjustments. The credit risk associated with the loan portfolio is reflected in the fair value determination as of the day of the investment by Cordia. Accordingly, on the day of the investment, there was no allowance for loan losses related to the purchased loans on the balance sheet of Cordia, while there was a significant allowance for loan losses on the balance sheet of BVA.

Non-interest income is impacted by the gain or loss on the sale of investment securities. Non-interest expense is impacted by the depreciation adjustment that is the result of a fair value discount recorded on certain branch locations, rent adjustment related to certain lease commitments being above market as of the day of the investment; and amortization of the core deposit intangible.

On March 29, 2013, the minority shareholders of BVA exchanged their common shares in the Bank for common shares of Cordia. For each share of BVA exchanged, 0.644 shares of Cordia were received. In connection with the exchange, BVA became a wholly-owned subsidiary of Cordia.

In addition, the increased ownership percentage of BVA by Cordia has impacted the accounting of both entities. All of Cordia’s purchase accounting adjustments are now recorded in the BVA financial statements and the Cordia financial statements no longer reflect adjustments for non-controlling interest.

The amortization of the acquisition accounting adjustments had the following impact on the financial statements:

	Three Months Ended March 31,
(dollars in thousands)	2014	2013
Loans	$91	$708
Allowance for loan losses	—	(577)
Premises and equipment	2	2
Core deposit intangible	(9)	(9)
Time deposits	—	55
Building lease obligations	24	23
Net impact to net income	$108	$202

Notes to Condensed Consolidated Financial Statements

Note 3. Earnings Per Share

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

The calculation for basic and diluted earnings per common share for the periods ended March 31, 2014 and 2013 are as follows:

Three months ended March 31, 2014 and 2013:

(dollars in thousands)	2014	2013
Net income (loss) attributable to Company	$(284)	$222
Weighted average basic shares outstanding	2,788,302	2,778,677
Basic income (loss) per common share	$(0.10)	$0.08
Weighted average dilutive shares outstanding	2,788,302	2,778,677
Diluted income (loss) per common share	$(0.10)	$0.08

For the periods ended March 31, 2014 and 2013, 578,125 shares of unvested Common Stock were excluded from the computation of basic and diluted earnings per common share as they are performance based and unlikely to vest. All other vested and non-vested restricted common shares, which carry all rights and privilege of a stockholder with respect to the stock, including the right to vote, were included in the per common share calculation.

Note 4. Securities

Our investment portfolio consists of U.S. agency debt and agency guaranteed mortgage-backed securities. Our investment security portfolio includes securities classified as available for sale as well as securities classified as held to maturity. We classify securities as available for sale or held to maturity based on our investment strategy and management’s assessment of our intent and ability to hold the securities until maturity. The total securities portfolio (excluding restricted securities) was $39.0 million at March 31, 2014 as compared to $39.3 million at December 31, 2013. At March 31, 2014, the securities portfolio consisted of $24.5 million of securities available for sale, at fair value and $14.5 million of securities held to maturity, at amortized cost.

The table below presents the amortized cost, gross unrealized gains and losses, and fair value of securities available for sale at March 31, 2014 and December 31, 2013.

	March 31, 2014
(dollars in thousands)	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
U.S. Government agencies	$3,564	$—	$(48)	$3,516
Agency guaranteed mortgage-backed securities	20,963	34	(49)	20,948
Total	$24,527	$34	$(97)	$24,464

Notes to Condensed Consolidated Financial Statements

Note 4. Securities  – (continued)

	December 31, 2013
(dollars in thousands)	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
U.S. Government agencies	$7,038	$56	$(53)	$7,041
Agency guaranteed mortgage-backed securities	17,578	10	(62)	17,526
Total	$24,616	$66	$(115)	$24,567

The table below presents the carry value, gross unrealized gains and losses, and fair value of securities held to maturity at March 31, 2014 and December 31, 2013.

	March 31, 2014
(dollars in thousands)	Carry Value	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Agency guaranteed mortgage-backed securities	$14,500	$28	$(26)	$14,502

	December 31, 2013
(dollars in thousands)	Carry Value	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Agency guaranteed mortgage-backed securities	$14,753	$—	$(156)	$14,597

The amortized cost and fair value of securities available for sale as of March 31, 2014, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties. They are as follows:

(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Within one year	$—	$—
Over one year within five years	—	—
Over five years within ten years	610	612
Over ten years	23,917	23,852
Total	$24,527	$24,464

The carrying value and fair value of securities held to maturity as of March 31, 2014, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties. They are as follows:

(Dollars in thousands)	Carry Value	Estimated Fair Value
Within one year	$—	$—
Over one year within five years	—	—
Over five years within ten years	3,741	3,751
Over ten years	10,759	10,751
Total	$14,500	$14,502

As of March 31, 2014, the portfolio is concentrated in average maturities of over ten years. The portfolio is available to support liquidity needs of the Company. During the three months ended March 31, 2014, the Company sold $7.9 million available for sale securities and recognized a gain of $64 thousand in noninterest income. There were no sales of securities available for sale during the three months ended March 31, 2013.

Notes to Condensed Consolidated Financial Statements

Note 4. Securities  – (continued)

Unrealized losses on investments at March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014
	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Government agencies	$3,516	$(48)	$—	$—	$3,516	$(48)
Agency guaranteed mortgage-backed securities	15,371	(63)	1,013	(12)	16,384	(75)
Total	$18,887	$(111)	$1,013	$(12)	$19,900	$(123)

	December 31, 2013
(dollars in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Government agencies	$3,697	$(53)	$—	$—	$3,697	$(53)
Agency guaranteed mortgage-backed securities	17,336	(178)	2,914	(40)	20,250	(218)
Total	$21,033	$(231)	$2,914	$(40)	$23,947	$(271)

All of the unrealized losses are attributable to increases in interest rates and not to credit deterioration. Currently, the Company believes that it is probable that it will be able to collect all amounts due according to the contractual terms of the investments. Because the decline in market value is attributable to changes in interest rates and not to credit quality and because it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2014.

Investment securities with a combined market value of $3.4 million and $2.1 million were pledged to secure public funds with the State of Virginia at March 31, 2014 and December 31, 2013, respectively. In addition, we had $2.8 million and $2.9 million in investment securities pledged to cover a relationship with our main correspondent bank at March 31, 2014 and December 31, 2013, respectively. We had $6.5 million of securities pledged to secure FHLB advances at March 31, 2014. There were no securities pledged to the FHLB at December 31, 2013.

Note 5. Loans, Allowance for Loan Losses and Credit Quality

Loans by Loan Class

The Bank categorizes its loan receivables into four main segments which are commercial real estate loans, commercial and industrial loans, guaranteed student loans, and consumer loans. Each category of loan has a different level of credit risk. Real estate loans are generally safer than loans secured by other assets because the value of the underlying collateral is generally ascertainable and does not fluctuate as much as other assets. Owner occupied commercial real estate loans are generally the least risky type of commercial real estate loan. Non owner occupied commercial real estate loans and construction and development loans contain more risk. Commercial loans, which can be secured by real estate or other assets, or which can be unsecured, are generally more risky than commercial real estate loans. Guaranteed student loans are guaranteed by the U.S. Department of Education for approximately 98% of the principal and interest. Consumer loans may be secured by residential real estate, automobiles or other assets or may be unsecured. Those secured by residential real estate are the least risky and those that are unsecured are the most risky type of consumer loans. Any type of loan which is unsecured is generally more risky than a secured loan. These levels of risk are general in nature, and many factors including the creditworthiness of the borrower or the particular nature of the secured asset may cause any type of loan to be more or less risky than another. In the commercial real estate category of the loan portfolio the sub-segments are acquisition-development-construction, non owner occupied and owner occupied. In the consumer category of the loan portfolio the sub-segments are residential

Notes to Condensed Consolidated Financial Statements

Note 5. Loans, Allowance for Loan Losses and Credit Quality  – (continued)

real estate, home equity lines of credit and other. Management has not further divided its eight sub-segments into classes. This provides Management and the Board with sufficient information to evaluate the risks within the Bank’s portfolio.

Below is a table that exhibits the loans by sub-segment at March 31, 2014 and December 31, 2013.

(dollars in thousands)	March 31, 2014	December 31, 2013
Commercial Real Estate:
Acquisition, development and construction	$2,616	$3,475
Non-owner occupied	31,769	28,606
Owner occupied	50,699	50,500
Commercial and industrial	22,118	21,085
Guaranteed student loans	80,966	55,427
Consumer:
Residential mortgage	6,937	7,156
HELOC	9,472	7,250
Other	505	508
Total loans	205,082	174,007
Allowance for loan losses	(1,504)	(1,489)
Total loans, net of allowance for loan losses	$203,578	$172,518

Loans Acquired with Evidence of Deterioration in Credit Quality

Acquired in the acquisition of Bank of Virginia in 2010, and included in the table above, are loans acquired with evidence of deterioration in credit quality. These loans are accounted for under the guidance ASC 310-30. Information related to these loans is as follows:

(dollars in thousands)	March 31, 2014	December 31, 2013
Contract principal balance	$8,554	$8,689
Accretable discount	(57)	(62)
Nonaccretable discount	(61)	(61)
Book value of loans	$8,436	$8,566

A discount is applied to these loans such that the carrying amount approximates the cash flows expected to be received from the borrower or from the liquidation of collateral. Due to a high level of uncertainty regarding the timing and amount of these cash flows in December 2010, Management initially considered the entire discount to be nonaccretable. However, due to improvement in the status of some credits, the majority of the discount was subsequently transferred to accretable and is amortized as a yield adjustment over the lives of the individual loans. Cash flows received on loans with a nonaccretable discount are applied on a cost recovery method, whereby payments are applied first to the loan balance. When the loan balance is fully recovered, payments are then applied to income. Any future reductions in carrying value as a result of deteriorating credit quality require an allowance for loan losses related to these loans.

Notes to Condensed Consolidated Financial Statements

Note 5. Loans, Allowance for Loan Losses and Credit Quality  – (continued)

A summary of changes to the accretable and nonaccretable discounts during the first quarters of 2014 and 2013 is as follows:

	2014		2013
(dollars in thousands)	Accretable Discount	Nonaccretable Discount	Accretable Discount	Nonaccretable Discount
Beginning balance	$62	$61	$476	$165
Charge-offs related to loans covered by ASC 310-30	—	—	—	—
Transfer to accretable discount	—	—	104	(104)
Discount accretion	(5)	—	(230)	—
Ending balance	$57	$61	$350	$61

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

	Three Months Ended March 31,
	2014	2013
Beginning balance	$234	$537
Charge-offs	(6)	(537)
Provision (recovery) for loan losses	(56)	228
Ending balance	$172	$228

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

Notes to Condensed Consolidated Financial Statements

Note 5. Loans, Allowance for Loan Losses and Credit Quality  – (continued)

On a quarterly basis, the process of estimating the Allowance for Loan Loss begins with Management’s review of the risk rating assigned to individual credits. Through this process, loans adversely risk rated are evaluated for impairment based on ASC 310-40. The following is a summary of the risk rating definitions the Company uses to assign a risk grade to each loan within the portfolio:

Grade 1 – Highest Quality	Loans to persons and businesses with unquestionable financial strength and character that carry extremely low probabilities of default. Balance sheets and cash flow are extremely strong relative to the magnitude of debt. This rating would be analogous to the highest investment grade ratings.
Grade 2 – Above Average Quality	Loans to persons and business entities with unquestioned character that carry low probabilities of default. Borrowers have strong, stable earnings and financial condition.
Grade 3 – Satisfactory	Loans to persons and businesses with acceptable financial condition that carry average probabilities of default. Borrower’s exhibit adequate cash flow to service debt and have acceptable levels of leverage.
Grade 4 – Pass	Loans to persons and businesses with a lack of stability in the primary source of repayment or temporary weakness in their balance sheet or earnings. These loans carry above average probabilities of default. These borrowers generally have higher leverage and less liquidity than loans rated 3-Satisfactory.
Grade 5 – Special Mention	Loans to borrowers that exhibit potential credit weakness or a downward trend that warrant additional supervision. While potentially weak, the loan is currently marginally acceptable and no loss of principal or interest is envisioned.
Grade 6 – Substandard	Borrowers with one or more well defined weaknesses that jeopardize the orderly liquidation of the debt. Normal repayment from the borrower is in jeopardy, although no loss of principal is envisioned. Possibility of loss or protracted workout exists if immediate corrective action is not taken.
Grade 7 – Doubtful	Loans with all the weaknesses inherent in a Substandard classification, with the added provision that the weaknesses make collection of debt in full highly questionable and improbable, based on currently existing facts, conditions, and values. Serious problems exist to the point where a partial loss of principal is likely.
Grade 8 – Loss	Borrower is deemed incapable of repayment of the entire principal. A charge-off is required for the portion of principal management has deemed it will not be repaid.

Notes to Condensed Consolidated Financial Statements

Note 5. Loans, Allowance for Loan Losses and Credit Quality  – (continued)

The following is the distribution of loans by credit quality and segment as of March 31, 2014 and December 31, 2013:

March 31, 2014 (dollars in thousands)	Commercial Real Estate					Consumer
Credit quality class	Acq-Dev Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
1 Highest quality	$—	$—	$—	$—	$—	$—	$—	$—	$—
2 Above average quality	—	2,046	2,910	1,941	80,966	61	1,142	69	89,135
3 Satisfactory	332	12,850	26,123	10,625	—	4,060	4,993	351	59,334
4 Pass	651	13,942	16,997	7,170	—	2,365	1,685	85	42,895
5 Special mention	290	1,424	564	262	—	253	922	—	3,715
6 Substandard	271	—	259	751	—	11	275	—	1,567
7 Doubtful	—	—	—	—	—	—	—	—	—
	1,544	30,262	46,853	20,749	80,966	6,750	9,017	505	196,646
Loans acquired with deteriorating credit quality	1,072	1,507	3,846	1,369	—	187	455	—	8,436
Total loans	$2,616	$31,769	$50,699	$22,118	$80,966	$6,937	$9,472	$505	$205,082

December 31, 2013 (dollars in thousands)	Commercial Real Estate					Consumer
Credit quality class	Acq-Dev Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
1 Highest quality	$—	$—	$—	$—	$—	$—	$—	$—	$—
2 Above average quality	—	2,078	2,966	2,170	55,427	73	205	80	62,999
3 Satisfactory	325	10,563	25,264	8,290	—	3,965	3,541	350	52,298
4 Pass	1,500	12,990	14,606	8,128	—	2,710	2,243	78	42,255
5 Special mention	299	1,449	3,486	268	—	203	630	—	6,335
6 Substandard	267	—	336	759	—	15	177	—	1,554
7 Doubtful	—	—	—	—	—	—	—	—	—
	2,391	27,080	46,658	19,615	55,427	6,966	6,796	508	165,441
Loans acquired with deteriorating credit quality	1,084	1,526	3,842	1,470	—	190	454	—	8,566
Total loans	$3,475	$28,606	$50,500	$21,085	$55,427	$7,156	$7,250	$508	$174,007

A summary of the balances of loans outstanding by days past due, including accruing and non-accruing loans by portfolio class as of March 31, 2014 and December 31, 2013 is as follows:

	Commercial Real Estate					Consumer
At March 31, 2014 (dollars in thousands)	Acq-Dev Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
30 – 59 days	$—	$—	$—	$—	$3,669	$12	$—	$—	$3,681
60 – 89 days	—	—	—	—	1,843	—	—	—	1,843
> 90 days	627	—	1,509	608	18,929	44	—	—	21,717
Total past due	627	—	1,509	608	24,441	56	—	—	27,241
Current	1,989	31,769	49,190	21,510	56,525	6,881	9,472	505	177,841
Total loans	$2,616	$31,769	$50,699	$22,118	$80,966	$6,937	$9,472	$505	$205,082
> 90 days still accruing	$—	$—	$—	$—	$18,929	$—	$—	$—	$18,929

Notes to Condensed Consolidated Financial Statements

Note 5. Loans, Allowance for Loan Losses and Credit Quality  – (continued)

	Commercial Real Estate					Consumer
At December 31, 2013 (dollars in thousands)	Acq-Dev Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
30 – 59 days	$—	$—	$—	$—	$5,044	$54	$—	$—	$5,098
60 – 89 days	—	—	—	—	2,268	15	—	—	2,283
> 90 days	633	—	2,051	632	18,387	44	—	—	21,747
Total past due	633	—	2,051	632	25,699	113	—	—	29,128
Current	2,842	28,606	48,449	20,453	29,728	7,043	7,250	508	144,879
Total loans	$3,475	$28,606	$50,500	$21,085	$55,427	$7,156	$7,250	$508	$174,007
> 90 days still accruing	$—	$—	$—	$—	$18,387	$—	$—	$—	$18,387

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

Loans placed on non-accrual status may, at the lenders discretion, be returned to accrual status after:

•	payments are received for a reasonable period in accordance with the loan documents (typically for (6) months), and any doubt as to the loan's full collectability has been removed; or
•	the troubled loan is restructured and, evidenced by a credit evaluation of the borrower's financial condition and the prospects for full payment are good.

When a loan is returned to accrual status after restructuring, the pre-restructuring risk rating is maintained until a satisfactory payment history is re-established. Returning non-accrual loans to an accrual status requires the prior written approval of the Chief Credit Officer.

Notes to Condensed Consolidated Financial Statements

Note 5. Loans, Allowance for Loan Losses and Credit Quality  – (continued)

A summary of non-accrual loans by portfolio class is as follows:

(dollars in thousands)	March 31, 2014	December 31, 2013
Commercial Real Estate:
Acquisition, development and construction	$627	$633
Owner occupied	1,510	2,051
Commercial and industrial	704	858
Consumer:
Residential mortgage	55	59
HELOC	329	333
Total non-accrual loans	$3,225	$3,934
Non-accrual troubled debt restructurings included above	$107	$119

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

Certain loans were identified and individually evaluated for impairment at March 31, 2014. A number of these impaired loans were not charged with a valuation allowance due to Management’s judgment that the cash flows from the underlying collateral or equity available from guarantors was sufficient to recover the Company’s entire investment, while other loans experienced collateral deterioration and supplemental specific reserves were added. In two instances, it was decided that the collateral deficiency was a confirmed loss and the amount of the specific reserve was recorded as a partial charge off. The results of those analyses are presented in the following tables.

Notes to Condensed Consolidated Financial Statements

Note 5. Loans, Allowance for Loan Losses and Credit Quality  – (continued)

The following information is a summary of related impaired loans, excluding loans acquired with deteriorating credit quality, presented by portfolio class as of March 31, 2014:

(dollars in thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Recorded
With no related allowance recorded:
Commercial Real Estate:
Acquisition, development and construction	$271	$271	$—	$267	$4
Non-owner occupied	1,347	1,347	—	1,651	22
Owner occupied	259	259	—	259	—
Commercial and industrial	753	753	—	608	9
Consumer:
Residential mortgage	11	11	—	13	—
HELOC	176	176	—	176	2
Other	—	—	—	—	—
Total	$2,817	$2,817	$—	$2,974	$37
With an allowance recorded:
Commercial Real Estate:
Acquisition, development and construction	$—	$—	$—	$—	$—
Non-owner occupied	—	—	—	—	—
Owner occupied	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer:
Residential mortgage	—	—	—	—	—
HELOC	—	—	—	—	—
Other	—	—	—	—	—
Total	$—	$—	$—	$—	$—

Notes to Condensed Consolidated Financial Statements

Note 5. Loans, Allowance for Loan Losses and Credit Quality  – (continued)

The following information is a summary of related impaired loans, excluding loans acquired with deteriorating credit quality, presented by portfolio class as of December 31, 2013:

(dollars in thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Recorded
With no related allowance recorded:
Commercial Real Estate:
Acquisition, development and construction	$267	$267	$—	$267	$19
Non-owner occupied	1,352	1,352	—	1,652	83
Owner occupied	259	259	—	259	—
Commercial and industrial	759	759	—	759	44
Consumer:
Residential mortgage	15	15	—	15	5
HELOC	177	177	—	177	8
Other	—	—	—	—	—
Total	$2,829	$2,829	$—	$3,129	$159
With an allowance recorded:
Commercial Real Estate:
Acquisition, development and construction	$—	$—	$—	$—	$—
Non-owner occupied	—	—	—	—	—
Owner occupied	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer:
Residential mortgage	—	—	—	—	—
HELOC	—	—	—	—	—
Other	—	—	—	—	—
Total	$—	$—	$—	$—	$—

Loans with deteriorated credit quality acquired as part of the Bank of Virginia acquisition are accounted for under the requirements of ASC 310-30. These loans are not considered impaired and not included in the table above.

Notes to Condensed Consolidated Financial Statements

Note 5. Loans, Allowance for Loan Losses and Credit Quality  – (continued)

Activity in the allowance for loan losses for the three months ended March 31, 2014 and the year ended December 31, 2013 is summarized below:

	Commercial Real Estate					Consumer
(dollars in thousands)	Acquisition, Development, Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
Allowance for loan losses
Beginning balance, December 31, 2013	$300	$39	$322	$377	$268	$120	$20	$43	$1,489
Charge-offs	(6)	—	—	—	(23)	—	—	—	(29)
Recoveries	—	—	—	4	—	1	—	19	24
Net Charge-offs (recoveries)	(6)	—	—	4	(23)	1	—	19	(5)
Provision (recovery)	(101)	58	(66)	94	59	19	(16)	(27)	20
Ending balance, March 31, 2014	$193	$97	$256	$475	$304	$140	$4	$35	$1,504

	Commercial Real Estate					Consumer
(dollars in thousands)	Acquisition, Development, Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
Allowance for loan losses
Beginning balance, December 31, 2012	$229	$231	$350	$782	$—	$50	$457	$11	$2,110
Charge-offs	—	—	(289)	—	(94)	—	(394)	(8)	(785)
Recoveries	—	—	—	135	—	5	1	4	145
Net Charge-offs (recoveries)	—	—	(289)	135	(94)	5	(393)	(4)	(640)
Provision (recovery)	71	(192)	261	(540)	362	65	(44)	36	19
Ending balance, December 31, 2013	$300	$39	$322	$377	$268	$120	$20	$43	$1,489

A summary of the allowance for loan losses by portfolio segment and impairment evaluation methodology as of March 31, 2014 and December 31, 2013 is as follows:

	Commercial Real Estate					Consumer
(dollars in thousands)	Acquisition, Development, Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
Allowance for loan losses for loans
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	153	97	124	475	304	140	4	35	1,332
Loans acquired with deteriorated credit quality	40	—	132	—	—	—	—	—	172
Ending balance, March 31, 2014	$193	$97	$256	$475	$304	$140	$4	$35	$1,504

Notes to Condensed Consolidated Financial Statements

Note 5. Loans, Allowance for Loan Losses and Credit Quality  – (continued)

	Commercial Real Estate					Consumer
(dollars in thousands)	Acquisition, Development, Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
Gross loan balances
Individually evaluated for impairment	$271	$1,347	$259	$753	$—	$11	$176	$—	$2,817
Collectively evaluated for impairment	1,273	28,915	46,594	19,996	80,966	6,739	8,841	505	193,829
Loans acquired with deteriorated credit quality	1,072	1,507	3,846	1,369	—	187	455	—	8,436
Ending balance, March 31, 2014	$2,616	$31,769	$50,699	$22,118	$80,966	$6,937	$9,472	$505	$205,082

	Commercial Real Estate					Consumer
(dollars in thousands)	Acquisition, Development, Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
Allowance for loan losses for loans
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	260	39	128	377	268	120	20	43	1,255
Loans acquired with deteriorated credit quality	40	—	194	—	—	—	—	—	234
Ending balance, December 31, 2013	$300	$39	$322	$377	$268	$120	$20	$43	$1,489
Gross loan balances
Individually evaluated for impairment	$267	$1,352	$259	$759	$—	$15	$177	$—	$2,829
Collectively evaluated for impairment	2,124	25,728	46,399	18,856	55,427	6,951	6,619	508	162,612
Loans acquired with deteriorated credit quality	1,084	1,526	3,842	1,470	—	190	454	—	8,566
Ending balance, December 31, 2013	$3,475	$28,606	$50,500	$21,085	$55,427	$7,156	$7,250	$508	$174,007

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

Notes to Condensed Consolidated Financial Statements

Note 5. Loans, Allowance for Loan Losses and Credit Quality  – (continued)

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

During the three months ended March 31, 2014, no loans were modified in troubled debt restructurings. At March 31, 2014 and December 31, 2013, 5 loans were classified as trouble debt restructuring. The principal balance outstanding relating to these was $1.9 million and $2.0 million at March 31, 2014 and December 31, 2013, respectively. Of these amounts, $1.8 million and $1.9 million were accruing, respectively. During the three months ended March 31, 2014 and 2013, no defaults occurred on loans modified as TDR’s in the preceding twelve months.

Note 6. Intangible Assets

In 2010, the Company acquired a majority interest in the Bank of Virginia. The Company recorded a core deposit intangible related to this acquisition of $249 thousand. This asset represents the estimated fair value of the core deposits and was determined based on the present value of future cash flows related to those deposits considering the industry standard “financial instrument” type present value methodology. The core deposit intangible is amortized over the estimated life of the deposits using the straight-line method. A summary of the first quarter 2014 activity in this account is as follows:

(dollars in thousands)
Balance at December 31, 2013	$139
Amortization	(9)
Balance at March 31, 2014	130

Amortization expense is expected to be approximately $36 thousand per year through 2016 and $30 thousand in 2017.

Note 7. Fair Value Measurements

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

Notes to Condensed Consolidated Financial Statements

Note 7. Fair Value Measurements  – (continued)

Financial Instruments with Book Value Equal to Fair Value

The book values of cash and due from banks, federal funds sold and purchased, interest receivable, and interest payable are considered to be equal to fair value as a result of the short-term nature of these items.

Securities

The fair value for securities available for sale and securities held to maturity is based on current market quotations, where available. If quoted market prices are not available, fair value has been based on the quoted price of similar instruments. Restricted securities are valued at cost which is also the stated redemption value of the shares.

Loans Held for Sale

Fair value is based on the price secondary markets are offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale.

Loans Held for Investment

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

Commitments to Extend Credit, Standby Letters of Credit, and Financial Guarantees

Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. At March 31, 2014, the fair value of loan commitments and standby letters of credit was deemed to be immaterial and therefore is not included.

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

Notes to Condensed Consolidated Financial Statements

Note 7. Fair Value Measurements  – (continued)

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

Level 1	Valuation is based upon quoted prices for identical instruments traded in active markets.
Level 2	Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.
Level 3	Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

The carrying value and fair values of financial assets and liabilities are as follows:

	Fair Value Measurements at March 31, 2014
(dollars in thousands)	Carrying amount	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash and cash equivalents	$27,338	$27,338	$—	$—	$27,338
Securities available for sale	24,464	—	24,464	—	24,464
Securities held to maturity	14,500	—	14,502	—	14,502
Restricted securities	1,529	—	1,529	—	1,529
Net Loans held for investment	203,598	—	—	205,177	205,177
Interest receivable	2,177	—	2,177	—	2,177
Liabilities:
Demand deposits	21,642	—	21,642	—	21,642
Savings and interest-bearing demand deposits	74,825	—	74,825	—	74,825
Time deposits	138,561	—	139,171	—	139,171
FHLB Borrowings	20,000	—	19,607	—	19,607
Interest payable	144	—	144	—	144

Notes to Condensed Consolidated Financial Statements

Note 7. Fair Value Measurements  – (continued)

	Fair Value Measurements at December 31, 2013
(dollars in thousands)	Carrying amount	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash and cash equivalents	$13,984	$13,984	$—	$—	$13,984
Securities available for sale	24,567	—	24,567	—	24,567
Securities held to maturity	14,753	—	14,597	—	14,597
Restricted securities	1,074	—	1,074	—	1,074
Loans held for investment	172,518	—	—	173,444	173,444
Interest receivable	1,655	—	1,655	—	1,655
Liabilities:
Demand deposits	22,845	—	22,845	—	22,845
Savings and interest-bearing demand deposits	60,685	—	60,685	—	60,685
Time deposits	127,284	—	127,966	—	127,966
FHLB Borrowings	10,000	—	9,656	—	9,656
Interest payable	143	—	143	—	143

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

The following table presents the balances of financial assets measured at fair value on a recurring basis:

(dollars in thousands)	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2014
U. S. Government Agencies	$3,516	$—	$3,516	$—
Agency Guaranteed Mortgage-backed securities	20,948	—	20,948	—
December 31, 2013
U. S. Government Agencies	$7,041	$—	$7,041	$—
Agency Guaranteed Mortgage-backed securities	17,526	—	17,526	—

Certain assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

Notes to Condensed Consolidated Financial Statements

Note 7. Fair Value Measurements  – (continued)

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Operations. There were no impaired loans fair valued on a nonrecurring basis at March 31, 2014 and December 31, 2013.

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

The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis:

(dollars in thousands)	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2014
OREO	$1,543	$—	$—	$1,543
December 31, 2013
OREO	$1,545	$—	$—	$1,545

Notes to Condensed Consolidated Financial Statements

Note 7. Fair Value Measurements  – (continued)

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2014 and December 31, 2013:

	March 31, 2014
	Quantitative Information About Level 3 Fair Value Measurements
(dollars in thousands) Description	Fair Value	Valuation Technique	Unobservable input	Range (Weighted Average)
Other real estate owned	$1,543	Discounted appraised value	Discount for lack of marketability	6 – 29% (13)%

	December 31, 2013
	Quantitative Information About Level 3 Fair Value Measurements
(dollars in thousands) Description	Fair Value	Valuation Technique	Unobservable input	Range (Weighted Average)
Other real estate owned	$1,545	Discounted appraised value	Discount for lack of marketability	6 – 29% (14)%

Note 8. Stock-Based Compensation

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

There were 20,000 Cordia stock options granted outside the plan prior to the merger in March 2013. In addition, there were 10,000 stock options and 12,500 restricted stock shares issued in September 2013 outside the plan as an inducement grant to a newly hired officer.

As of the merger on March 29, 2013, the 2005 and 2011 Plans were assumed by Cordia.

Notes to Condensed Consolidated Financial Statements

Note 8. Stock-Based Compensation  – (continued)

A summary of the Company’s option activity as of March 31, 2014 and changes during the period then ended are presented in the following table:

As of 1/1/2014	Stock Options	Wgt. Avg. Exercise Price	Wgt. Avg. Remaining Contractual Life	Wgt. Avg. Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding	115,656	$7.68	8.44	$2.54	$88
Vested	28,438	$12.80	7.36	$4.31	—
Nonvested	87,218	$6.01	8.80	$1.96	$88

Period Activity
Issued	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited	—	—	—	—	—
Expired	—	—	—	—	—

As of 3/31/2014
Outstanding	115,656	$7.68	8.20	$2.54	$228
Vested	43,066	$10.24	7.65	$3.42	$—
Nonvested	72,590	$6.16	8.52	$2.02	$228

Outstanding as of March 31, 2014

Range of Exercise Prices	Stock Options Outstanding	Wgt. Avg. Exercise Price	Wgt. Avg Remaining Contractual Life
$3.83 $3.99	266	$3.83	9.32
$4.00 $6.99	88,566	5.41	8.59
$7.00 $60.24	26,824	15.21	6.88
Total	115,656	$7.68	8.20

Exercisable:

Range of Exercise Prices	Stock Options Exercisable	Wgt. Avg. Exercise Price
$3.83 $3.99	—	N/A
$4.00 $6.99	28,526	$5.55
$7.00 $60.24	14,541	19.44
Total	43,066	$10.24

Notes to Condensed Consolidated Financial Statements

Note 8. Stock-Based Compensation  – (continued)

Assumptions:

	Three Months Ended March 31, 2014	Year Ended December 31, 2013
Expected Volatility	0.0% – 0.0%	30.0% – 30.0%
Weighted-Average Volatility	—	30.00%
Expected Dividends	—	0%
Expected Term (In years)	0.0 – 0.0	7.0 – 10.0
Risk-Free Rate	—	1.42%

Total intrinsic value of options exercised:	$—
Total fair value of shares vested:	$24,685
Weighted-average period over which nonvested awards are expected to be recognized:	1.60 years

On September 16, 2013, the Company’s CFO was granted 12,500 shares of restricted stock. A summary of the Company’s restricted stock activity as of March 31, 2014 and changes during the period then ended are presented in the following table:

As of 1/1/2014	Restricted Stock	Wgt. Avg. Exercise Price	Wgt. Avg. Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested	11,700	$—	$4.41	$51,480

Period Activity
Issued	—	—	—	—
Vested	780	$—	$4.41	$3,432
Forfeited	—	—	—	—

As of 3/31/2014
Nonvested	10,920	$—	$4.41	$48,048
Total fair value of shares vested:			$3,440
Weighted-average period over which nonvested awards are expected to be recognized:			1.74 year(s)

578,125 of restricted shares of common stock were sold to founding investors of Cordia predominantly during 2009 and 2010 and are considered at March 31, 2014 more-likely-than-not to not vest due to significant performance based thresholds, for which the vesting time period expires in October 2016.

Cordia does not have any benefit plans or incentive compensation plans beyond those maintained by the Bank. Cordia does provide a life insurance benefit to the President and Chief Executive Officer under the terms of his employment agreement.

Notes to Condensed Consolidated Financial Statements

Note 9. Other Comprehensive Income (Loss)

The following table presents information on amounts reclassified out of accumulated other comprehensive income (loss), by category, during the periods indicated:

	Three Months Ended March 31,		Affected Line Item on Consolidated Statement of Operations
(in thousands)	2014	2013
Available-for-sale securities
Realized gains on sales of securities	$64	$—	Net gain on sale of available-for-sale securities

Note 10. Subsequent Events

On April 10, 2014, Cordia completed the sale of approximately 363 shares of Mandatorily Convertible, Noncumulative, Nonvoting, Perpetual Preferred Stock, Series A, $0.01 par value per share, to accredited investors at a purchase price of $42,500 per share for total gross proceeds of $15.4 million. The capital raise included investments by various Cordia directors and officers. The net proceeds of the offering are expected to be used primarily to support the capital of BVA.

Subject to certain conditions, including shareholder approval, each share of Series A Preferred Stock is expected to mandatorily convert into 10,000 shares of Cordia’s voting common stock and/or a new class of nonvoting common stock at an initial conversion price of $4.25 per share, for a total issuance of approximately 3,629,871 new shares of common stock upon conversion of the outstanding Series A Preferred Stock. The issuance of the common stock upon conversion of the Series A Preferred Stock is subject to approval by Cordia’s shareholders, which will be sought in connection with Cordia’s annual meeting of shareholders. Commencing on the date on which shares of Series A Preferred Stock were first issued, holders of shares of outstanding Series A Preferred Stock are entitled to receive, when, as and if declared by the Board out of funds of the Company legally available therefor, noncumulative dividends in arrears at the rate per annum of: (i) 5.0% per share on the liquidation amount beginning on the issuance date of the Series A Preferred Stock; (ii) 7.0% per share for the dividend period beginning on the first Dividend Payment Date (as defined below); and (iii) 9.0% per share for all dividends accruing during all dividend periods beginning on or after the third Dividend Payment Date. Dividends will be payable semi-annually on each June 15th and December 15th, beginning on June 15, 2014 (each, a “Dividend Payment Date”) until the Mandatory Conversion Date. Dividends on the Series A Preferred Stock are not cumulative. To the extent that the Board does not declare and pay dividends on the Series A Preferred Stock for any dividend period, in full or otherwise, such unpaid dividend shall not accrue and shall cease to be payable. The holders of the Series A Preferred Stock have no right to receive any dividends if the Company's shareholders approve the issuance of the Common Stock and Nonvoting Common Stock on or prior to August 7, 2014.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist the reader in understanding and evaluating the financial condition and results of operations of Cordia and its wholly owned subsidiary, Bank of Virginia (“BVA” or the “Bank). This discussion and analysis should be read in conjunction with Cordia’s consolidated financial statements and related notes thereto located elsewhere in this report.

General

Cordia was incorporated in 2009. Its founders were former bank CEOs, directors and advisors seeking to invest in undervalued or troubled community banks in the Mid-Atlantic and Southeast. In March 2013, Cordia completed a share exchange with BVA shareholders resulting in BVA becoming a wholly-owned subsidiary of Cordia. Aside from the shares of BVA common stock, Cordia’s other assets totaled $6.1 million at March 31, 2014, consisting primarily of $5.9 million of cash and $237 thousand of prepaid expenses.

BVA is a state chartered bank headquartered in Midlothian, Virginia with total assets of approximately $280 million at March 31, 2014. BVA provides retail banking services to individuals and commercial customers through three banking locations in Chesterfield County, Virginia and one in Henrico County, Virginia.

Executive Overview

Since the beginning of 2013, the Company has substantially added to its lending and funding activities. During this period, the Bank purchased $88.0 million of rehabilitated student loans that are 98% guaranteed by the U.S. Government and serviced by Xerox Education Services.

The Bank also significantly expanded its deposit base, primarily involving institutional certificate of deposit accounts (at average rates lower than the Bank’s prevailing retail rates) and retail transaction accounts, while substantially reducing its cost of funds.

In the first quarter of 2013, the Company completed its Plan of Share Exchange with Bank of Virginia, effectively combining the two shareholder bases. In August 2013, BVA’s Written Agreement was lifted by its banking regulators.

The Company believes that over the past three years, it has successfully restructured its balance sheet, worked through its legacy asset quality issues, recruited highly qualified new management, and reorganized its lending and deposit activities, resulting in a successful offering of $15.4 million in equity capital in April 2014.

Capital Raise

On April 10, 2014, Cordia completed the sale of approximately 363 shares of Mandatorily Convertible, Noncumulative, Nonvoting, Perpetual Preferred Stock, Series A, $0.01 par value per share, to accredited investors at a purchase price of $42,500 per share for total gross proceeds of $15.4 million. The capital raise includes investments by various Cordia directors and officers. The net proceeds of the offering are expected to be used primarily to support the capital of BVA.

Subject to certain conditions, each share of Series A Preferred Stock is expected to mandatorily convert into 10,000 shares of Cordia’s voting common stock and/or a new class of nonvoting common stock at an initial conversion price of $4.25 per share, for a total issuance of approximately 3,629,871 new shares of common stock upon conversion of the outstanding Series A Preferred Stock. The issuance of the common stock upon conversion of the Series A Preferred Stock is subject to approval by Cordia’s shareholders, which will be sought in connection with Cordia’s annual meeting of shareholders. Commencing on the date on which shares of Series A Preferred Stock were first issued, holders of shares of outstanding Series A Preferred Stock are entitled to receive, when, as and if declared by the Board out of funds of the Company legally available therefor, noncumulative dividends in arrears at the rate per annum of: (i) 5.0% per share on the liquidation amount beginning on the issuance date of the Series A Preferred Stock; (ii) 7.0% per share for the dividend period beginning on the first Dividend Payment Date (as defined below); and (iii) 9.0% per share for all dividends accruing during all dividend periods beginning on or after the third Dividend Payment Date. Dividends will be payable semi-annually on each June 15th and December 15th, beginning on June 15, 2014 (each, a “Dividend Payment Date”) until the Mandatory Conversion Date. Dividends on the Series A

Preferred Stock are not cumulative. To the extent that the Board does not declare and pay dividends on the Series A Preferred Stock for any dividend period, in full or otherwise, such unpaid dividend shall not accrue and shall cease to be payable. The holders of the Series A Preferred Stock have no right to receive any dividends if the Company's shareholders approve the issuance of the Common Stock and Nonvoting Common Stock on or prior to August 7, 2014.

Results of Operations

Net Income (Loss)

There was a consolidated net loss of $284 thousand for the quarter ended March 31, 2014 (the “2014 quarter”) compared to consolidated net income of $222 thousand for the quarter ended March 31, 2013 (the “2013 quarter”).

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

Net interest income before the provision for loan losses decreased 15.1% or $337 thousand from $2.2 million for the 2013 quarter to $1.9 million for the 2014 quarter.

Interest income decreased $302 thousand from $2.7 million during the 2013 quarter to $2.4 million for the 2014 quarter. Included in the 2014 quarter was $91 thousand of purchase accounting loan accretion income vs. $708 thousand for the 2013 quarter. Excluding that component, interest income on loans was $2.1 million for the 2014 quarter vs. $1.9 million for the 2013 quarter. Interest income on loans, excluding the purchase accounting loan accretion income, increased primarily due to an increase in the average student loan balance of $42.6 million.

Interest expense for the 2014 quarter was $467 thousand, compared to $432 thousand for the 2013 quarter. This increase of $35 thousand was due primarily to an increase in time deposits offset by a four basis point reduction in the average cost of interest bearing liabilities. The Bank continues to make a concerted effort to allow higher-priced time deposits to roll off as they mature and promote transaction and savings accounts.

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

For the quarters ended March 31, (dollars in thousands)	2014			2013
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/ Rate
Earning Assets:
Loans held for investment(1)	$176,161	$2,149	4.88%	$129,669	$2,375	7.33%
Loans held for sale	—	—	0.00%	25,130	204	3.25%
Securities available for sale	39,747	207	2.08%	17,904	70	1.56%
Federal Funds and deposits with Banks	11,060	6	0.22%	34,596	15	0.17%
Total earning assets	226,968	2,362	4.16%	207,299	2,664	5.14%
Allowance for loan losses	(1,484)			(3,047)
Other assets	16,176			9,476
Total	$241,660			$213,728
Interest-bearing liabilities:
Demand deposits	$12,750	$11	0.35%	$14,649	$19	0.52%
Savings deposits	48,906	43	0.35%	46,682	48	0.41%
Time deposits	132,290	372	1.12%	109,290	324	1.19%
FHLB borrowings	10,111	41	1.62%	10,000	41	1.64%
Total interest-bearing liabilities	204,057	467	0.92%	180,621	432	0.96%
Demand deposits	21,775			18,526
Other liabilities	2,496			575
Stockholders' equity	13,332			14,006
Total	$241,660			$213,728
Net interest income		$1,895			$2,232
Net interest rate spread(2)			3.25%			4.18%
Net interest margin(3)			3.34%			4.31%

(1)	Non-accrual loans are included in average balances outstanding, with no related interest income during non-accrual period.
(2)	Represents the difference between the yield on earnings assets and cost of funds.
(3)	Represents net interest income divided by average interest-earning assets.

Provision for Loan Losses

A $20 thousand provision for loan losses for the 2014 quarter was recorded compared to $127 thousand for the 2013 quarter. The decrease in the provision for loan losses was due primarily to the continued improvement in the asset quality of the loan portfolio.

Non-interest Income

Noninterest income for the 2014 quarter was $123 thousand, compared to $67 thousand for the 2013 quarter. The increase was primarily the result of a net gain on the sale of available for sale securities.

The following table sets forth the principal components of non-interest income for the quarters ended March 31, 2014 and 2013:

For the quarters ended March 31, (dollars in thousands)	2014	2013
Service charges on deposit accounts	$26	$32
Net gain on sale of “AFS” securities	64	—
Other fee income, net	33	35
Total non-interest income	$123	$67

Non-interest Expense

Noninterest expense increased $332 thousand, or 17.0%, from $2.0 million for the 2013 quarter to $2.3 million for the 2014 quarter. The increase was due primarily to increases of $221 thousand in salaries and benefits, $44 thousand in professional services and $111 thousand in loan expenses. The increase in salaries and benefits was primarily due to a one-time accrual of incentive compensation and the cost of staff additions.

The following table sets forth the primary components of non-interest expense for the quarters ended March 31, 2014 and 2013:

For the quarters ended March 31, (dollars in thousands)	2014	2013
Salaries and employee benefits	$1,406	$1,185
Professional services	106	62
Occupancy	151	145
Data processing and communications	142	125
FDIC assessment and bank fees	123	120
Loan expenses	126	15
Other real estate expenses	5	16
Supplies and equipment	75	69
Insurance	41	42
Director's fees	16	34
Marketing and business development	6	22
Other operating expenses	85	115
Total non-interest expense	$2,282	$1,950

Income Tax Expense

Under the provisions of the Internal Revenue Code, the Company has approximately $19.4 million of net operating loss carryforwards (net of Section 382 limitation), which will expire if unused beginning in 2024. As of March 31, 2014, deferred tax assets of $6.9 million have been fully reserved with a valuation allowance. It is estimated that $6.2 million of the valuation allowance is available to be reversed if it is more-likely-than-not that sufficient taxable income will be generated in the future. Of the net operating losses that occurred prior to the change in control of BVA in December 2010, the amount of the loss carryforward available to offset taxable income is limited to approximately $254,000 per year for twenty years.

Financial Condition

Loans

Loans represent the largest category of earning assets and typically provide higher yields than the other types of earning assets. Loans carry inherent credit and liquidity risks associated with the creditworthiness of our borrowers and general economic conditions. At March 31, 2014, total loans held for investment (net of reserves) were $203.6 million versus $172.5 million at December 31, 2013.

The following table sets forth the composition of the loan portfolio by category at the dates indicated.

	At March 31, 2014		At December 31, 2013
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial Real Estate:
Acquisition, development and construction	$2,616	1.3%	$3,475	2.0%
Non-owner occupied	31,769	15.5%	28,606	16.4%
Owner occupied	50,699	24.7%	50,500	29.0%
Commercial and industrial	22,118	10.8%	21,085	12.1%
Guaranteed Student Loans	80,966	39.5%	55,427	31.9%
Consumer:
Residential mortgage	6,937	3.4%	7,156	4.1%
HELOC	9,472	4.6%	7,250	4.2%
Other	505	0.2%	508	0.3%
Total loans	205,082	100.0%	174,007	100.0%
Allowance for loan losses	(1,504)		(1,489)
Total loans, net of allowance for loan losses	$203,578		$172,518

The largest component of the loan portfolio is comprised of various types of commercial real estate loans. At March 31, 2014, commercial real estate loans totaled $85.1 million or 41.5% of the total portfolio. Guaranteed student loans totaled $81.0 million, commercial and industrial loans totaled $22.1 million and consumer loans, which were comprised principally of residential mortgage and home equity loans, totaled $16.9 million. Residential mortgage loans consisted of first and second mortgages on single family residential dwellings. Other consumer loans above include consumer lines of credit and installment loans.

Allowance for Loan Losses

At December 31, 2013, our allowance for loan losses was $1.5 million, or .86% of total loans outstanding and 37.9% of non-performing loans. At March 31, 2014, our allowance for loan losses was $1.5 million, or .73% of total loans and 46.6% of non-performing loans. The allowance is net of $5 thousand of net charge offs taken during the quarter and includes a $20 thousand provision in the quarter.

Management has developed policies and procedures for evaluating the overall quality of the loan portfolio, the timely identification of potential problem credits and impaired loans and the establishment of an appropriate allowance for loan losses. The acquired loan portfolio was originally recorded at fair value, which includes a credit mark-to-market, based on the acquisition method of accounting. Loans renewed or originated since the date of our initial investment are evaluated and an appropriate allowance for loan losses is established. Any worsening of acquired impaired loans since the date of Cordia’s investment in BVA is evaluated for further impairment. Additional impairment on acquired impaired loans is recorded through the provision for loan losses. Any improvement in cash flows of acquired impaired loans is amortized as a yield adjustment over the remaining life of the loans. A fuller explanation may be found in the table under the caption “Loans With Deteriorated Credit Quality” regarding accretable and nonaccretable discount. Loan losses are charged against the allowance when management believes the uncollectability of a loan is confirmed, which decreases the balance of the allowance. Subsequent recoveries, if any, are credited back to the allowance. Loans acquired with deteriorated credit quality that were re-written are treated as new loans and are included in management’s calculation of the allowance for loan losses.

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

The allowance for loan losses is evaluated quarterly by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the specific borrowers’ ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The use of various estimates and judgments in our ongoing evaluation of the required level of allowance can significantly affect our results of operations and financial condition and may result in either greater provisions to increase the allowance or reduced provisions based upon management’s current view of portfolio and economic conditions and the application of revised estimates and assumptions. The allowance consists of specific and general components. The specific component relates to loans that are classified as substandard or worse and loans classified as TDR’s. For such loans that are also classified as impaired, a specific allowance is established. The general component covers loans graded special mention or better and is based on an analysis of historical loss experience, national and local economic factors, and environmental factors specific to the loan portfolio composition.

The decline in the allowance for loan losses as a percentage of total loans from December 31, 2013 to March 31, 2014 is largely due to the continued improvement in the asset quality of the portfolio and the $26.5 million of guaranteed student loan portfolios that were purchased in the first quarter of 2014. The student loans are approximately 98% guaranteed by the U.S. Department of Education (full principal and accrued interest upon default). Therefore, only the unguaranteed portion of approximately $4.0 million is considered in the Company’s allowance for loan loss methodology. Removing the guaranteed portion of the student loans from the total loans would result in an allowance for loan losses of approximately 1.17% of outstanding loans.

Changes affecting the allowance for loan losses for the three months ended March 31, 2014 and the year ended December 31, 2013, are summarized in the following table.

(dollars in thousands)	March 31, 2014	December 31, 2013
Allowance for loan losses at beginning of period	$1,489	$2,110
Provision for loan losses	20	19
Charge-offs:
Commercial real estate	(6)	(289)
Commercial and industrial	—	—
Guaranteed Student Loans	(23)	(94)
Consumer	—	(403)
Total charge-offs	(29)	(786)
Recoveries:
Commercial real estate	—	—
Commercial and industrial	4	135
Guaranteed Student Loans	—	—
Consumer	20	11
Total recoveries	24	146
Net charge-offs	(5)	(640)
Allowance for loan losses at end of period	$1,504	$1,489
Allowance for loan losses to non-performing loans	46.64%	37.85%
Allowance for loan losses to total loans outstanding at end of period	0.73%	0.86%
Net charge-offs to average loans during the period	0.00%	0.38%

The increase in the allowance to non-performing loan ratio from December 31, 2013 is due to the continued reduction of non-accrual loans from $3.9 million at December 31, 2013 to $3.2 million at March 31, 2014.

Included in the above table is the activity related to the portion of the allowance for loan losses for loans acquired with deteriorated credit quality. Because of the nature and limited number of these loans, they are individually evaluated for additional impairment on a quarterly basis. Activity related only to that portion of the allowance for loan losses is as follows:

(dollars in thousands)	Quarter Ended March 31, 2014	Year Ended December 31, 2013
Allowance for loan losses at beginning of period	$234	$537
Provision for loan losses	(56)	(14)
Charge-offs:
Commercial real estate	(6)	(289)
Commercial and industrial	—	—
Consumer	—	—
Total charge-offs	(6)	(289)
Recoveries:	—	—
Net charge-offs	(6)	(289)
Allowance for loan losses at end of period	$172	$234

The following table represents the allocation of the allowance for loan losses at the dates indicated. Notwithstanding these allocations, the entire allowance is available to absorb loan losses in any loan category.

(dollars in thousands)	At March 31, 2014			At December 31, 2013
	Amount	% of Allowance to total allowance	% of Loans in category to total loans	Amount	% of Allowance to total allowance	% of Loans in category to total loans
Commercial real estate	$546	36%	41%	$661	45%	47%
Commercial and industrial	475	32%	11%	377	25%	12%
Guaranteed Student Loans	304	20%	40%	268	18%	32%
Consumer	179	12%	8%	183	12%	9%
Total allowance for loan losses	$1,504	100%	100%	$1,489	100%	100%

Asset Quality

Risk Rating Process

On a quarterly basis, the process of estimating the allowance for loan losses begins with review of the risk rating assigned to individual loans. Through this process, loans graded substandard or worse are evaluated for impairment in accordance with ASC Topic 310 “Accounting by Creditors for Impairment of a Loan”. Refer to Note 5 of the Notes to the Consolidated Financial Statements for more detail.

The following is the distribution of loans by credit quality and class as of March 31, 2014 and December 31, 2013:

March 31, 2014 (dollars in thousands)	Commercial Real Estate			Commercial and Industrial	Guaranteed Student Loans	Consumer			Total
Credit quality class	Acq-Dev Construction	Non-owner Occupied	Owner Occupied			Residential Mortgage	HELOC	Other
1 Highest quality	$—	$—	$—	$—	$—	$—	$—	$—	$—
2 Above average quality	—	2,046	2,910	1,941	80,966	61	1,142	69	89,135
3 Satisfactory	332	12,850	26,123	10,625	—	4,060	4,993	351	59,334
4 Pass	651	13,942	16,997	7,170	—	2,365	1,685	85	42,895
5 Special mention	290	1,424	564	262	—	253	922	—	3,715
6 Substandard	271	—	259	751	—	11	275	—	1,567
7 Doubtful	—	—	—	—	—	—	—	—	—
	1,544	30,262	46,853	20,749	80,966	6,750	9,017	505	196,646
Loans acquired with deteriorating credit quality	1,072	1,507	3,846	1,369	—	187	455	—	8,436
Total loans	$2,616	$31,769	$50,699	$22,118	$80,966	$6,937	$9,472	$505	$205,082

December 31, 2013 (dollars in thousands)	Commercial Real Estate			Commercial and Industrial	Guaranteed Student Loans	Consumer			Total
Credit quality class	Acq-Dev Construction	Non-owner Occupied	Owner Occupied			Residential Mortgage	HELOC	Other
1 Highest quality	$—	$—	$—	$—	$—	$—	$—	$—	$—
2 Above average quality	—	2,078	2,966	2,170	55,427	73	205	80	62,999
3 Satisfactory	325	10,563	25,264	8,290	—	3,965	3,541	350	52,298
4 Pass	1,500	12,990	14,606	8,128	—	2,710	2,243	78	42,255
5 Special mention	299	1,449	3,486	268	—	203	630	—	6,335
6 Substandard	267	—	336	759	—	15	177	—	1,554
7 Doubtful	—	—	—	—	—	—	—	—	—
	2,391	27,080	46,658	19,615	55,427	6,966	6,796	508	165,441
Loans acquired with deteriorating credit quality	1,084	1,526	3,842	1,470	—	190	454	—	8,566
Total loans	$3,475	$28,606	$50,500	$21,085	$55,427	$7,156	$7,250	$508	$174,007

As shown in the tables above, substandard and doubtful loans were $1.6 million at March 31, 2014, or 0.8% of the total loan portfolio. This compares to $1.6 million, or 0.9% of the total loan portfolio at December 31, 2013. Special mention loans decreased $2.6 million from $6.3 million at December 31, 2013 to $3.7 million at March 31, 2014 and loans graded “pass” or better increased $33.8 million from $157.6 million at December 31, 2013 to $191.4 million at March 31, 2014. The increase in special mention loans is due to loans acquired with deteriorated credit quality, primarily rated substandard, that have been re-written and reclassified to special mention portfolio loans.

During 2011, Cordia hired a new credit management team which included a Chief Credit Officer, a Chief Operating Officer (promoted in 2012 to President of BVA) also serving as the Bank’s senior lending officer, and a Senior Vice President responsible for working out problem loans and seeking recoveries. The new credit management team dedicates a large portion of its time to portfolio management, including new credit underwriting disciplines, training staff, resolving problem assets, as well as performing a detailed assessment of the accuracy of credit risk grades and assuring the Bank is appropriately reserved. The allowance for loan losses on March 31, 2014 represents an amount that management believes is adequate to absorb probable incurred loan losses on the Company’s loan portfolio.

The Bank has continued to employ its third party loan review firm, Thurmond Clower & Associates, for annual reviews and periodic special assignments. The most recent evaluation was completed in April 2013, with another review scheduled during the second quarter of 2014. The scope of the 2013 loan file review totaled approximately 71% of the Bank’s exposure and included the following:

•	All classified loans or total relationship exposure over $250,000;
•	All special mention loans or total relationship exposures over $500,000;
•	A random sample of pass-rated loans determined by the loan review firm under $500,000;
•	All loans past due as of the review date;
•	All OREO properties;
•	All insider loans, including loans to directors, significant shareholders, and executive management granted since the last review;
•	Any loans that management or the board of directors requested be reviewed;
•	Annual review of the allowance for loan and lease loss reserve and methodology.

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

Nonperforming assets totaled $4.8 million or 1.7% of total assets at March 31, 2014 and are comprised of non-accrual loans of $3.1 million, non-accrual troubled debt restructures (“TDR’s”) of $0.1 million and repossessed collateral of $1.5 million. The balance of nonperforming assets at December 31, 2013 was $5.5 million or 2.3% of total assets. The decrease at March 31, 2014 from December 31, 2013 was a result of management’s aggressive approach to workout and resolution of problem loans coupled with growth in total assets.

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

A summary of nonperforming assets, including troubled debt restructurings, as of the dates indicated follows:

(dollars in thousands)	Quarter ended March 31, 2014	Year ended December 31, 2013
Non-accrual troubled debt restructurings	$107	$119
Other non-accrual loans	3,118	3,815
Total non-accrual loans	3,225	3,934
Other real estate owned	1,543	1,545
Total non-performing assets	$4,768	$5,479
Total non-accrual loans to total loans	1.57%	2.26%
Total non-performing assets to total assets	1.70%	2.33%
Accruing troubled debt restructings	$1,773	$1,837

Loans With Deteriorated Credit Quality

In the acquisition of BVA certain loans were acquired which showed evidence of deterioration in credit quality. These loans are accounted for under the guidance of ASC 310-30. Information related to these loans as of the dates indicated is provided in the following table.

(dollars in thousands)	March 31, 2014	December 31, 2013
Contract principal balance	$8,554	$8,689
Accretable discount	(57)	(62)
Nonaccretable discount	(61)	(61)
Book value of loans	$8,436	$8,566

Investment Securities

Our investment portfolio consists of U.S. agency debt and agency guaranteed mortgage-backed securities. Our investment security portfolio includes securities classified as available for sale as well as securities classified as held to maturity. The total securities portfolio (excluding restricted securities) was $39.3 million at December 31, 2013 as compared to $39.0 million at March 31, 2014. At March 31, 2014, the securities portfolio consisted of $24.5 million of securities available for sale, at fair value and $14.5 million of securities held to maturity, at amortized cost.

The table below presents the amortized cost, gross unrealized gains and losses, and fair value of securities available for sale at March 31, 2014 and December 31, 2013.

	March 31, 2014
(dollars in thousands)	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
U.S. Government agencies	$3,564	$—	$(48)	$3,516
Agency guaranteed mortgage-backed securities	20,963	34	(49)	20,948
Total	$24,527	$34	$(97)	$24,464

	December 31, 2013
(dollars in thousands)	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
U.S. Government agencies	$7,038	$56	$(53)	$7,041
Agency guaranteed mortgage-backed securities	17,578	10	(62)	17,526
Total	$24,616	$66	$(115)	$24,567

The table below presents the carry value, gross unrealized gains and losses, and fair value of securities held to maturity at March 31, 2014 and December 31, 2013.

	March 31, 2014
(dollars in thousands)	Carry Value	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Agency guaranteed mortgage-backed securities	$14,500	$28	$(26)	$14,502

	December 31, 2013
(dollars in thousands)	Carry Value	Gross Unrealized		Estimated Fair Value
		Gains	Losses
Agency guaranteed mortgage-backed securities	$14,753	$—	$(156)	$14,597

Deposits and Other Interest-Bearing Liabilities

At March 31, 2014, total deposits were $235.0 million, compared to $210.8 million at December 31, 2013. Core deposits, which by FDIC guidelines exclude certificates of deposit of $250,000 or more and insured brokered deposits, are derived predominantly from the local retail and commercial market and provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $205.7 million at March 31, 2014, or 87.5% of total deposits, compared to $210.6 million at December 31, 2013, or 99.9% of total deposits. Deposits have been the primary source of funding and have enabled us to successfully meet both our short-term and long-term liquidity needs. During the quarter ended March 31, 2014, money market deposits primarily from institutional investors increased $13.0 million. In addition, during the quarter ended March 31, 2014, institutional time deposits at rates materially lower than the Bank’s retail rates, increased by $10.5 million. Our loan-to-deposit ratio was 87.3% at March 31, 2014 and 82.5% at December 31, 2013.

The following table sets forth our deposits by category at the dates indicated.

(dollars in thousands)	March 31, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
Non-interest bearing demand accounts	$21,642	9.2%	$22,845	10.8%
NOW accounts	12,620	5.4%	13,072	6.2%
Savings and money market accounts	62,204	26.5%	47,613	22.6%
Times deposits – less than $100,000	51,002	21.7%	51,053	24.2%
Times deposits – $100,000 or more	87,559	37.2%	76,231	36.2%
Total	$235,027	100.0%	$210,814	100.0%

The maturity distribution of our time deposits of $100,000 or more and other time deposits at March 31, 2014, is set forth in the following table:

(dollars in thousands)	March 31, 2014
	Time deposits of $100K and greater	Time deposits of less than $100K	Total
Months to maturity:
Three months or less	$7,080	$5,709	$12,789
Over three months to twelve months	30,637	19,427	50,064
Over twelve months to three years	40,153	16,738	56,891
Over three years	9,689	9,128	18,817
Total	$87,559	$51,002	$138,561

At March 31, 2014, 43.1% of our time deposits over $100,000 had maturities within twelve months. Large certificate of deposit customers tend to be more sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes in comparison to core deposits.

Management monitors maturity trends in time deposits as part of its overall asset liability management strategy.

Liquidity and Capital Resources

Liquidity

Liquidity management involves monitoring our sources and uses of funds in order to meet our short-term and long-term cash flow requirements while optimizing profits. Liquidity represents an institution’s ability to meet present and future financial obligations, including through the sale of existing assets or the acquisition of additional funds through short-term borrowings. BVA’s primary access to liquidity comes from several sources: operating cash flows from payments received on loans and mortgage-backed securities, increased deposits, and cash reserves. BVA’s secondary sources of liquidity are Federal Funds sold, unpledged securities available for sale, and borrowings from correspondent banks, the FHLB and the Federal Reserve Bank’s Discount Window. Liquidity strategies are implemented and monitored by the Asset/Liability Committee (“ALCO”) of our BVA Board of Directors.

BVA’s deposit base grew by 11.5% from $210.8 million at December 31, 2013 to $235.0 million at March 31, 2014. The growth in deposits was primarily driven by growth in savings and money market accounts and time deposits in excess of $100,000. Savings and money market accounts grew 23.3% from $60.7 million at December 31, 2013 to $74.8 million at March 31, 2014. Time deposits in excess of $100,000 grew 14.9% from $76.2 million at December 31, 2013 to $87.6 million at March 31, 2014. Core deposits at March 31, 2014 were 62.7% of total deposits compared to 63.8% at December 31, 2013. As it looks to implement other loan growth initiatives for 2014, BVA has developed several funding strategies, including judicious use of brokered and institutional deposits, to augment core deposit growth and further reduce the cost of funds. Development of several sources of funding beyond core deposit growth ensures maximum liquidity access without dependence on higher cost sources of funds.

BVA maintains an investment portfolio of marketable securities that may be used for liquidity purposes by either pledging them through repo transactions against borrowings from the FHLB or a correspondent bank or by selling them on the open market. Those securities consist primarily of U.S. Government agency debt securities. To the extent any securities are pledged against borrowing from one credit facility, the borrowing ability of other secured borrowing facilities would be reduced by a like amount.

Borrowings

As of March 31, 2014, BVA had a total of $22.5 million committed repo lines with correspondent banks through which borrowings could be made against the pledge of marketable securities subject to mark-to-market valuations and standard collateral borrowing ratios. These lines were unused during 2013 and the quarter ended March 31, 2014 and remain fully available. BVA also maintains a $2.5 million secured line of credit as well as a $2.0 million unsecured lines of credit with other correspondent banks that were available for direct borrowings or Federal Funds purchased.

BVA is a member of the Federal Home Loan Bank of Atlanta (FHLB), which provides access to additional lines of credit and other products offered by the FHLB. These borrowings are largely secured by BVA’s loan portfolio. The FHLB maintains a blanket security agreement on qualifying collateral. As of March 31, 2014 and December 31, 2013, BVA had $20.0 million and $10.0 million, respectively, in secured borrowings outstanding with the FHLB Atlanta against pledged eligible mortgage loan collateral and investment securities, at an average interest rate of 1.12%. As of March 31, 2014, BVA had a total credit availability of $27.2 million at the FHLB which could be accessed through pledging a combination of eligible mortgage loan collateral and investment securities. The FHLB offers a variety of floating and fixed rate loans at terms ranging from overnight to 20 years; therefore, BVA can match borrowings mitigating interest rate risk.

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

Quantitative measures established by regulation to ensure capital adequacy require financial institutions to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). At March 31, 2014 and December 31, 2013, BVA met all capital adequacy requirements to which it was subject. BVA is also required to maintain capital at a minimum level as a proportion of quarterly average assets, which is known as the leverage ratio. The minimum levels to be considered well-capitalized are 5% for tier 1 leverage ratio, 6% for tier 1 risk-based capital ratio, and 10% for total risk-based capital ratio.

BVA exceeded all the regulatory capital requirements at the dates indicated and was considered well-capitalized, as set forth in the following table. At quarter end, Cordia was completing a capital raise of $15.4 million which closed on April 10, 2014. A substantial portion of the proceeds were invested in BVA, resulting in BVA having capital ratios after April 10, 2014 that are materially higher than shown in the table below.

(dollars in thousands)	Minimum Requirements		March 31, 2014	December 31, 2013
	Well Capitalized	Adequately Capitalized
Tier 1 capital			$14,005	$14,127
Tier 2 capital			1,504	1,489
Total qualifying capital			$15,509	$15,616
Total risk-adjusted assets			$155,112	$138,869
Tier 1 leverage ratio	5%	4%	5.81%	6.09%
Tier 1 risked-based capital ratio	6%	4%	9.03%	10.17%
Total risk-based capital ratio	10%	8%	10.00%	11.25%

Cordia is considered a small bank holding company, based on its asset size under $500 million. Accordingly it is exempt from Federal regulatory guidelines related to leverage ratios and risk-based capital.

Interest Rate Sensitivity

The pricing and maturity of assets and liabilities are monitored and managed in order to diminish the potential adverse impact that changes in rates could have on net interest income. The principal monitoring techniques employed by BVA are the Economic Value of Equity (EVE) and Net Interest Income or Earnings at Risk (NII or EaR). EVE and NII are cash flow and earnings simulation modeling techniques which predict likely economic outcomes given various interest rate scenarios.

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

Application of a 200 basis point rate increase would result in an 18.0% increase in net interest income at March 31, 2014, as compared to an 11.6% increase at December 31, 2013. A 200 basis point rate increase would result in the depreciation of the Bank’s equity value by 13.1% at March 31, 2014, compared to 15.1% depreciation at December 31, 2013.

Off-Balance Sheet Risk/Commitments and Contingencies

Through our operations, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2014, we had issued commitments to extend credit of $17.0 million through various types of commercial lending arrangements. The majority of these commitments to extend credit had variable rates.

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

Allowance for Loan Losses

We monitor and maintain an allowance for loan losses to absorb future losses inherent in the loan portfolio. We maintain policies and procedures that address the systems of controls over the following areas of maintenance of the allowance: the systematic methodology used to determine the appropriate level of the allowance to provide assurance they are maintained in accordance with accounting principles generally accepted in the United States of America; the accounting policies for loan charge-offs and recoveries; the assessment and measurement of impairment in the loan portfolio; and the loan grading system.

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

The amount of estimated impairment for individually evaluated loans and pools of loans is added together for a total estimate of loan losses. This estimate of losses is compared to our allowance for loan losses as of the evaluation date and, if the estimate of losses is greater than the allowance, an additional provision to the allowance would be made through a charge to the income statement. If the estimate of losses is less than the existing allowance, the degree to which the allowance exceeds the estimate is evaluated to determine whether the allowance falls outside a range of estimates. If the estimate of losses is below the range of reasonable estimates, the allowance is reduced by way of a credit to the provision for loan losses. We recognize the inherent imprecision in estimates of losses due to various uncertainties and variability related to the factors used, and therefore a reasonable range around the estimate of losses is derived and used to ascertain whether the allowance is materially overstated. If different assumptions or conditions were to prevail and it is determined that the allowance is not adequate to absorb the new estimate of probable losses, an additional provision for loan losses would be made in future periods. These additional provisions may be material to the consolidated Financial Statements.

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

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal accounting officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports that the company files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15 (f) under the Exchange Act). There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Periodically, there have been various claims and lawsuits against us incident to our business. We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors

For information regarding the Company’s risk factors, se Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, file with the Securities and Exchange Commission on March 26, 2014. As of March 31, 2014, the risk factors of the Company have not materially changed from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None
(b)	None
(c)	Cordia did not repurchase any of its stock during the quarter ended March 31, 2014 and did not have any outstanding repurchase authorizations during that period.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Acting Chief Financial Officer and Principal Financial Officer.
32	Section 1350 Certification.
101.1	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORDIA BANCORP INC.

May 14, 2014	/s/ Jack Zoeller Jack Zoeller President and Chief Executive Officer
May 14, 2014	/s/ Mark Severson Mark Severson Chief Financial Officer