Form 10-Q
period 2014-06-30
Cordia Bancorp Inc
filed 2014-08-08
CIK 1466292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

Indicate . check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

As of August 5, 2014, there were 6,505,781 shares of common stock outstanding.

Item 1. Condensed Consolidated Financial Statements

Cordia Bancorp Inc.

Condensed Consolidated Balance Sheets

	(Unaudited)
(dollars in thousands, except per share data)	June 30, 2014	December 31, 2013
Assets
Cash and due from banks	$5,332	$5,290
Federal funds sold and interest-bearing deposits with banks	9,843	8,694
Total cash and cash equivalents	15,175	13,984
Securities available for sale, at fair market value	45,835	24,567
Securities held to maturity, at cost (fair value $21,959 and $14,597 at June 30, 2014 and December 31, 2013, respectively)	21,839	14,753
Restricted securities	1,525	1,074
Loans net of allowance for loan losses of $1,407 and $1,489, at June 30, 2014 and December 31, 2013, respectively	202,878	172,518
Premises and equipment, net	4,510	4,464
Accrued interest receivable	1,830	1,655
Other real estate owned, net of valuation allowance	1,543	1,545
Other assets	390	588
Total assets	$295,525	$235,148

Liabilities and stockholders' equity
Deposits
Non-interest bearing	$24,883	$22,845
Savings and interest-bearing demand	76,044	60,685
Time, $100,000 and over	93,565	76,231
Other time	50,701	51,053
Total deposits	245,193	210,814
Accrued expenses and other liabilities	3,419	1,047
FHLB borrowings	20,000	10,000
Total liabilities	268,612	221,861

Stockholders' equity
Preferred stock, 2,000 shares authorized, $0.01 par value, none issued and outstanding	-	-
Common stock:
Common stock - 120,000,000 shares authorized, $0.01 par value, 5,105,344 and 2,788,302 shares were outstanding as of June 30, 2014 and December 31, 2013, respectively	50	28
Nonvoting common stock, 5,000,000 shares authorized, $0.01 par value, 1,400,437 and 0 shares were outstanding as of June 30, 2014 and December 31, 2013, respectively	14	-
Undesignated — 80,000,000 authorized, none issued	-	-
Additional paid-in capital	32,848	18,648
Retained deficit	(5,559)	(5,005)
Accumulated other comprehensive loss	(440)	(384)
Total stockholders' equity	26,913	13,287
Total liabilities and stockholders' equity	$295,525	$235,148

See Notes to the Condensed Consolidated Financial Statements

Cordia Bancorp Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands, except per share data)	2014	2013	2014	2013
Interest income
Interest and fees on loans	$2,252	$2,516	$4,401	$5,095
Investment securities	311	72	518	142
Federal funds sold and deposits with banks	9	29	15	44
Total interest income	2,572	2,617	4,934	5,281
Interest expense
Interest on deposits	441	426	867	818
Interest on FHLB borrowings	56	41	97	81
Total interest expense	497	467	964	899
Net interest income	2,075	2,150	3,970	4,382
Provision for loan losses	209	7	229	134
Net interest income after provision for loan losses	1,866	2,143	3,741	4,248
Non-interest income
Service charges on deposit accounts	19	29	45	62
Net gain on sale of available for sale securities	-	-	64	-
Other fee income	43	36	76	71
Total non-interest income	62	65	185	133
Non-interest expense
Salaries and employee benefits	1,150	974	2,556	2,159
Professional services	125	211	231	273
Occupancy	120	145	271	290
Data processing and communications	151	144	293	269
FDIC assessment and bank fees	93	114	187	234
Bank franchise taxes	27	20	56	46
Student loan servicing fees and other loan expenses	210	102	336	117
Other real estate expenses	17	12	22	28
Supplies and equipment	65	64	140	133
Insurance	44	42	85	84
Director's fees	24	38	40	72
Marketing and business development	9	15	15	37
Other operating expenses	163	66	248	157
Total non-interest expense	2,198	1,947	4,480	3,899
Net income (loss)	$(270)	$261	$(554)	$482

Basic income (loss) per share	$(0.09)	$0.09	$(0.19)	$0.20
Diluted income (loss) per share	$(0.09)	$0.09	$(0.19)	$0.20
Weighted average shares outstanding, basic	3,017,772	2,764,090	2,898,047	2,431,019
Weighted average shares outstanding, diluted	3,017,772	2,775,802	2,898,047	2,444,923

See Notes to the Condensed Consolidated Financial Statements

Cordia Bancorp Inc.

Condensed Consolidated Statement of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2014	2013	2014	2013
Net income (loss)	$(270)	$261	$(554)	$482

Unrealized losses on available for sale securities	(66)	(259)	(81)	(280)
Amortization of AFS to HTM reclassification adjustment	11	-	25	-
Other comprehensive loss	(55)	(259)	(56)	(280)

Comprehensive income (loss)	$(325)	$2	$(610)	$202

See Notes to the Condensed Consolidated Financial Statements

Cordia Bancorp Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2014	2013
Cash flows from operating activities:
Net income (loss)	$(554)	$482
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net amortization of premium on investment securities	109	73
Net amortization of acquisition accounting adjustments	(192)	(618)
Depreciation	140	140
Provision for loan losses	229	134
OREO impairment	2	-
Stock compensation	32	30
Net change in loans held for sale	-	28,949
Changes in assets and liabilities:
Increase in accrued interest receivable	(175)	(713)
Increase (decrease) in other assets	223	(49)
Decrease (increase) in accrued expenses and other liabilities	2,419	(131)
Net cash provided by operating activities	2,233	28,297
Cash flows from investing activities:
Purchase of securities available for sale	(30,310)	(6,128)
Purchase of securities held to maturity	(7,686)	-
(Issuance) redemptions of restricted securities, net	(451)	22
Proceeds from sales, maturities, and paydowns of securities available for sale	8,855	2,181
Proceeds from payments/maturities of securities held to maturity	597	-
Net increase in loans	(30,430)	(55,609)
Purchase of premises and equipment	(182)	(31)
Net cash used in investing activities	(59,607)	(59,565)
Cash flows from financing activities:
Proceeds from sale of stock, net	14,204	(207)
Net increase in demand savings, interest-bearing checking and money market deposits	17,379	11,940
Net increase in time deposits	16,982	39,076
Proceeds from FHLB advances	10,000	-
Net cash provided by investing activities	58,565	50,809
Net increase in cash and cash equivalents	1,191	19,541
Cash and cash equivalents, beginning of period	13,984	11,981
Cash and cash equivalents, end of period	$15,175	$31,522
Supplemental disclosure of cash flow information
Cash payments for interest	$957	$1,013
Supplemental disclosure of noninvesting activities
Fair value adjustments for securities	$(81)	$(280)

See Notes to the Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements

Note 1.	Organization and Summary of Significant Accounting Policies

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

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and prevailing practices within the financial services industry for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements and prevailing practices within the banking industry. Operating results for the three months and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2014. In the opinion of management, all adjustments (comprising only normal, recurring accruals) necessary for a fair presentation of the results of the interim periods have been included. Certain reclassifications have been made to prior period amounts, as necessary, to conform to the current period presentation. The Company has evaluated subsequent events through the date of the issuance of its financial statements.

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

Summary of Significant Accounting Policies

We provide a summary of our significant accounting policies in our 2013 Form 10-K under “Note 1 – Organization and Summary of Significant Accounting Policies”. There have been no significant changes to these policies during 2014.

Recent Accounting Pronouncements

In January 2014, the FASB issued ASU 2014-01, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force).” The amendments in this ASU permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this ASU should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this ASU are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-01 to have a material impact on its consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, “Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).” The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company does not expect the adoption of ASU 2014-04 to have a material impact on its consolidated financial statements.

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

In June 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606”. This ASU applies to any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition”, most industry-specific guidance, and some cost guidance included in Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts”. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To be in alignment with the core principle, an entity must apply a five step process including: identification of the contract(s) with a customer, identification of performance obligations in the contract(s), determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue when (or as) the entity satisfies a performance obligation. Additionally, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer have also been amended to be consistent with the guidance on recognition and measurement. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company does not expect the adoption of ASU 2014-09 to have a material impact on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures”. This ASU aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. The new guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement. The amendments in the ASU also require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. Additional disclosures will be required for the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The amendments in this ASU are effective for the first interim or annual period beginning after December 15, 2014; however, the disclosure for transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. Early adoption is not permitted. The Company does not expect the adoption of ASU 2014-11 to have a material impact on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The new guidance applies to reporting entities that grant employees share-based payments in which the terms of the award allow a performance target to be achieved after the requisite service period. The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Existing guidance in “Compensation – Stock Compensation (Topic 718)”, should be applied to account for these types of awards. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted and reporting entities may choose to apply the amendments in the ASU either on a prospective or retrospective basis. The Company does not expect the adoption of ASU 2014-12 to have a material impact on its consolidated financial statements.

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

In previous periods, the provision for loan losses was significantly impacted by these acquisition accounting adjustments. The credit risk associated with the loan portfolio was reflected in the fair value determination as of the day of the investment by Cordia. Accordingly, on the day of the investment, there was no allowance for loan losses related to the purchased loans on the balance sheet of Cordia, while there was a significant allowance for loan losses on the balance sheet of BVA. The level of impact of these purchase accounting adjustments on the provision for loan losses and indirectly on interest income has declined considerably in recent periods.

Non-interest income is impacted by the gain or loss on the sale of investment securities. Non-interest expense is impacted by the depreciation adjustment that is the result of a fair value discount recorded on certain branch locations, rent adjustment related to certain lease commitments being above market as of the day of the investment; and amortization of the core deposit intangible.

On March 29, 2013, the minority shareholders of BVA exchanged their common shares in the Bank for common shares of Cordia. For each share of BVA exchanged, 0.664 shares of Cordia were received. In connection with the exchange, BVA became a wholly-owned subsidiary of Cordia.

In addition, the increased ownership percentage of BVA by Cordia has impacted the accounting of both entities. All of Cordia’s purchase accounting adjustments are now recorded in the BVA financial statements and the Cordia financial statements no longer reflect adjustments for non-controlling interest.

The amortization of the acquisition accounting adjustments had the following impact on the financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2014	2013	2014	2013
Loans	$68	$351	$159	$1,059
Allowance for loan losses	-	-	-	(577)
Premises and equipment	2	2	4	4
Core deposit intangible	(9)	(9)	(18)	(18)
Time deposits	-	49	-	104
Building lease obligations	23	23	47	46
Net impact to net income	$84	$416	$192	$618

Note 3.	Earnings Per Share

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

Options to purchase 136 thousand shares of the Company’s common stock were not included in the computation of earnings per share because the effect would have been anti-dilutive due to loss in 2014.

The calculation for basic and diluted earnings per common share for the three months and six months ended June 30, 2014 and 2013 are as follows:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2014	2013	2014	2013

Net income (loss) attributable to Company	$(270)	$261	$(554)	$482

Weighted average basic shares outstanding	3,017,772	2,764,090	2,898,047	2,431,019

Basic income (loss) per common share	$(0.09)	$0.09	$(0.19)	$0.20

Weighted average dilutive shares outstanding	3,017,772	2,775,802	2,898,047	2,444,923

Diluted income (loss) per common share	$(0.09)	$0.09	$(0.19)	$0.20

For the periods ended June 30, 2014 and 2013, 578,125 shares of unvested Common Stock were excluded from the computation of basic and diluted earnings per common share as these are performance based, nonvoting shares deemed more unlikely, than likely, to vest. All other vested and non-vested restricted common shares, which carry all rights and privilege of a stockholder with respect to the stock, including the right to vote, were included in the per common share calculation.

Note 4.	Securities

Our investment portfolio consists of U.S. agency debt and agency guaranteed mortgage-backed securities. Our investment security portfolio includes securities classified as available for sale as well as securities classified as held to maturity. We classify securities as available for sale or held to maturity based on our investment strategy and management’s assessment of our intent and ability to hold the securities until maturity. The total securities portfolio (excluding restricted securities) was $67.7 million at June 30, 2014 as compared to $39.3 million at December 31, 2013. At June 30, 2014, the securities portfolio consisted of $45.8 million of securities available for sale, at fair value and $21.8 million of securities held to maturity, at amortized cost.

The table below presents the amortized cost, gross unrealized gains and losses, and fair value of securities available for sale at June 30, 2014 and December 31, 2013.

	June 30, 2014
	Amortized	Gross Unrealized		Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government agencies	$3,502	$-	$(28)	$3,474
Agency guaranteed mortgage-backed securities	42,463	69	(171)	42,361
Total	$45,965	$69	$(199)	$45,835

	December 31, 2013
	Amortized	Gross Unrealized		Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government agencies	$7,038	$56	$(53)	$7,041
Agency guaranteed mortgage-backed securities	17,578	10	(62)	17,526
Total	$24,616	$66	$(115)	$24,567

The table below presents the carry value, gross unrealized gains and losses, and fair value of securities held to maturity at June 30, 2014 and December 31, 2013.

	June 30, 2014
	Carry	Gross Unrealized		Estimated
(dollars in thousands)	Value	Gains	Losses	Fair Value
Agency guaranteed mortgage-backed securities	$21,839	$141	$(21)	$21,959

		December 31, 2013
		Gross Unrealized		Estimated
(dollars in thousands)	Carry Value	Gains	Losses	Fair Value
Agency guaranteed mortgage-backed securities	$14,753	$-	$(156)	$14,597

The amortized cost and fair value of securities available for sale as of June 30, 2014, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties. They are as follows:

(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Over five years within ten years	$513	$515
Over ten years	45,452	45,320
Total	$45,965	$45,835

The carrying value and fair value of securities held to maturity as of June 30, 2014, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties. They are as follows:

(Dollars in thousands)	Carry Value	Estimated Fair Value
Over five years within ten years	$3,727	$3,776
Over ten years	18,112	18,183
Total	$21,839	$21,959

As of June 30, 2014, the portfolio is concentrated in average maturities of over ten years, although a substantial majority of recently purchased securities have effective durations much shorter than ten years.. The portfolio is available to support liquidity needs of the Company. The Company sold no available for sale securities during the three months ended June 30, 2014. During the six months ended June 30, 2014, the Company sold $8.9 million available for sale securities and recognized a gain of $64 thousand in noninterest income. There were no sales of securities available for sale during the six months ended June 30, 2013.

Unrealized losses on investments at June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014
	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Government agencies	$3,474	$(28)	$-	$-	$3,474	$(28)
Agency guaranteed mortgage-backed securities	30,660	(173)	968	(19)	31,628	(192)
Total	$34,134	$(201)	$968	$(19)	$35,102	$(220)

	December 31, 2013
(dollars in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Government agencies	$3,697	$(53)	$-	$-	$3,697	$(53)
Agency guaranteed mortgage-backed securities	17,336	(178)	2,914	(40)	20,250	(218)
Total	$21,033	$(231)	$2,914	$(40)	$23,947	$(271)

All of the unrealized losses are attributable to increases in interest rates and not to credit deterioration. Currently, the Company believes that it is probable that it will be able to collect all amounts due according to the contractual terms of the investments. Because the decline in market value is attributable to changes in interest rates and not to credit quality and because it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2014.

Investment securities with a combined market value of $3.3 million and $2.1 million were pledged to secure public funds with the State of Virginia at June 30, 2014 and December 31, 2013, respectively. In addition, we had $2.5 million and $2.9 million in investment securities pledged to cover a relationship with our main correspondent bank at June 30, 2014 and December 31, 2013, respectively. We had $6.4 million of securities pledged to secure FHLB advances at June 30, 2014. There were no securities pledged to the FHLB at December 31, 2013.

Note 5.      Loans, Allowance for Loan Losses and Credit Quality

Loans by Loan Class

The Bank categorizes its loan receivables into four main segments which are commercial real estate loans, commercial and industrial loans, guaranteed student loans, and consumer loans. Each category of loan has a different level of credit risk. Real estate loans are generally safer than loans secured by other assets because the value of the underlying collateral is generally ascertainable and does not fluctuate as much as other assets. Owner occupied commercial real estate loans are generally the least risky type of commercial real estate loan. Non-owner occupied commercial real estate loans and construction and development loans contain more risk. Commercial loans, which can be secured by real estate or other assets, or which can be unsecured, are generally more risky than commercial real estate loans. Guaranteed student loans are guaranteed by the U.S. Department of Education for approximately 98% of the principal and interest. Consumer loans may be secured by residential real estate, automobiles or other assets or may be unsecured. Those secured by residential real estate are the least risky and those that are unsecured are the most risky type of consumer loans. Any type of loan which is unsecured is generally more risky than a secured loan. These levels of risk are general in nature, and many factors including the creditworthiness of the borrower or the particular nature of the secured asset may cause any type of loan to be more or less risky than another. In the commercial real estate category of the loan portfolio the sub-segments are acquisition-development-construction, non-owner occupied and owner occupied. In the consumer category of the loan portfolio the sub-segments are residential real estate, home equity lines of credit and other. Management has not further divided its eight sub-segments into classes. This provides Management and the Board with sufficient information to evaluate the risks within the Bank’s portfolio.

The table below presents loans by sub-segment at June 30, 2014 and December 31, 2013.

(dollars in thousands)	June 30, 2014	December 31, 2013
Commercial Real Estate:
Acquisition, development and construction	$2,263	$3,475
Non-owner occupied	35,070	28,606
Owner occupied	53,576	50,500
Commercial and industrial	24,605	21,085
Guaranteed student loans	70,624	55,427
Consumer:
Residential mortgage	8,508	7,156
HELOC	9,105	7,250
Other	534	508
Total loans	204,285	174,007
Allowance for loan losses	(1,407)	(1,489)
Total loans, net of allowance for loan losses	$202,878	$172,518

Loans Acquired with Evidence of Deterioration in Credit Quality

Acquired in the acquisition of Bank of Virginia in 2010, and included in the table above, are loans acquired with evidence of deterioration in credit quality. These loans are accounted for under the guidance ASC 310-30. Information related to these loans is as follows:

(dollars in thousands)	June 30, 2014	December 31, 2013
Contract principal balance	$7,667	$8,689
Accretable discount	(52)	(62)
Nonaccretable discount	(5)	(61)
Book value of loans	$7,610	$8,566

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

A summary of changes to the accretable and nonaccretable discounts during the six months ended June 30, 2014 and 2013 is as follows:

	Six Months Ending June 30.
	2014		2013
(dollars in thousands)	Accretable Discount	Nonaccretable Discount	Accretable Discount	Nonaccretable Discount
Beginning balance	$62	$61	$476	$165
Charge-offs related to loans covered by ASC 310-30	-	(56)	-	-
Transfer to accretable discount	-	-	104	(104)
Discount accretion	(10)	-	(326)	-
Ending balance	$52	$5	$254	$61

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

On a quarterly basis, the process of estimating the Allowance for Loan Loss begins with Management’s review of the risk rating assigned to individual credits. Through this process, loans adversely risk rated are evaluated for impairment based on ASC 310-40. The following is a summary of the risk rating definitions the Company uses to assign a risk grade to each loan within the portfolio:

Grade 1 - Highest Quality	Loans to persons and businesses with unquestionable financial strength and character that carry extremely low probabilities of default. Balance sheets and cash flow are extremely strong relative to the magnitude of debt. This rating would be analogous to the highest investment grade ratings.

Grade 2 - Above Average Quality	Loans to persons and business entities with unquestioned character that carry low probabilities of default. Borrowers have strong, stable earnings and financial condition.

Grade 3 - Satisfactory	Loans to persons and businesses with acceptable financial condition that carry average probabilities of default. Borrower’s exhibit adequate cash flow to service debt and have acceptable levels of leverage.

Grade 4 - Pass	Loans to persons and businesses with a lack of stability in the primary source of repayment or temporary weakness in their balance sheet or earnings. These loans carry above average probabilities of default. These borrowers generally have higher leverage and less liquidity than loans rated 3-Satisfactory.

Grade 5- Special Mention	Loans to borrowers that exhibit potential credit weakness or a downward trend that warrant additional supervision. While potentially weak, the loan is currently marginally acceptable and no loss of principal or interest is envisioned.

Grade 6 – Substandard	Borrowers with one or more well defined weaknesses that jeopardize the orderly liquidation of the debt. Normal repayment from the borrower is in jeopardy, although no loss of principal is envisioned. Possibility of loss or protracted workout exists if immediate corrective action is not taken.

Grade 7 – Doubtful	Loans with all the weaknesses inherent in a Substandard classification, with the added provision that the weaknesses make collection of debt in full highly questionable and improbable, based on currently existing facts, conditions, and values. Serious problems exist to the point where a partial loss of principal is likely.

Grade 8 – Loss	Borrower is deemed incapable of repayment of the entire principal. A charge-off is required for the portion of principal management has deemed it will not be repaid.

The following is the distribution of loans by credit quality and segment as of June 30, 2014 and December 31, 2013:

	June 30, 2014
(dollars in thousands)	Commercial Real Estate					Consumer
Credit quality class	Acq-Dev Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
1 Highest quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
2 Above average quality	-	2,018	3,132	2,015	70,624	49	961	45	78,844
3 Satisfactory	229	16,030	28,538	12,921	-	4,133	4,746	403	67,000
4 Pass	781	15,405	18,394	7,557	-	4,016	2,354	86	48,593
5 Special mention	-	126	-	81	-	124	319	-	650
6 Substandard	270	-	259	786	-	-	273	-	1,588
7 Doubtful	-	-	-	-	-	-	-	-	-
	1,280	33,579	50,323	23,360	70,624	8,322	8,653	534	196,675
Loans acquired with deteriorating credit quality	983	1,491	3,253	1,245	-	186	452	-	7,610
Total loans	$2,263	$35,070	$53,576	$24,605	$70,624	$8,508	$9,105	$534	$204,285

	December 31, 2013
(dollars in thousands)	Commercial Real Estate					Consumer
Credit quality class	Acq-Dev Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
1 Highest quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
2 Above average quality	-	2,078	2,966	2,170	55,427	73	205	80	62,999
3 Satisfactory	325	10,563	25,264	8,290	-	3,965	3,541	350	52,298
4 Pass	1,500	12,990	14,606	8,128	-	2,710	2,243	78	42,255
5 Special mention	299	1,449	3,486	268	-	203	630	-	6,335
6 Substandard	267	-	336	759	-	15	177	-	1,554
7 Doubtful	-	-	-	-	-	-	-	-	-
	2,391	27,080	46,658	19,615	55,427	6,966	6,796	508	165,441
Loans acquired with deteriorating credit quality	1,084	1,526	3,842	1,470	-	190	454	-	8,566
Total loans	$3,475	$28,606	$50,500	$21,085	$55,427	$7,156	$7,250	$508	$174,007

A summary of the balances of loans outstanding by days past due, including accruing and non-accruing loans by portfolio class as of June 30, 2014 and December 31, 2013 is as follows:

	June 30, 2014
	Commercial Real Estate					Consumer
(dollars in thousands)	Acq-Dev Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
30 - 59 days	$-	$-	$-	$93	$3,803	$-	$-	$-	$3,896
60 - 89 days	-	-	-	-	5,565	-	-	-	5,565
> 90 days	548	-	568	93	10,370	44	-	-	11,623
Total past due	548	-	568	186	19,738	44	-	-	21,084
Current	1,715	35,070	53,008	24,419	50,886	8,464	9,105	534	183,201
Total loans	$2,263	$35,070	$53,576	$24,605	$70,624	$8,508	$9,105	$534	$204,285
> 90 days still accruing	$-	$-	$-	$-	$10,370	$-	$-	$-	$10,370

	December 31, 2013
	Commercial Real Estate					Consumer
(dollars in thousands)	Acq-Dev Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
30 - 59 days	$-	$-	$-	$-	$5,044	$54	$-	$-	$5,098
60 - 89 days	-	-	-	-	2,268	15	-	-	2,283
> 90 days	633	-	2,051	632	18,387	44	-	-	21,747
Total past due	633	-	2,051	632	25,699	113	-	-	29,128
Current	2,842	28,606	48,449	20,453	29,728	7,043	7,250	508	144,879
Total loans	$3,475	$28,606	$50,500	$21,085	$55,427	$7,156	$7,250	$508	$174,007
> 90 days still accruing	$-	$-	$-	$-	$18,387	$-	$-	$-	$18,387

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

A summary of non-accrual loans by portfolio class is as follows:

(dollars in thousands)	June 30, 2014	December 31, 2013
Commercial Real Estate:
Acquisition, development and construction	$548	$633
Owner occupied	988	2,051
Commercial and industrial	668	858
Consumer:
Residential mortgage	44	59
HELOC	324	333
Total non-accrual loans	$2,572	$3,934

Non-accrual troubled debt restructurings included above	$994	$119

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

Certain loans were identified and individually evaluated for impairment at June 30, 2014. A number of these impaired loans were not charged with a valuation allowance due to Management’s judgment that the cash flows from the underlying collateral or equity available from guarantors was sufficient to recover the Company’s entire investment, while one loan experienced collateral deterioration and supplemental specific reserve was added. The results of those analyses are presented in the following tables.

The following information is a summary of related impaired loans, excluding loans acquired with deteriorating credit quality, presented by portfolio class as of June 30, 2014:

(dollars in thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Recorded
With no related allowance recorded:
Commercial Real Estate:
Acquisition, development and construction	$270	$270	$-	$269	$8
Non-owner occupied	1,342	1,342	-	1,648	44
Owner occupied	259	259	-	259	-
Commercial and industrial	734	734	-	667	3
Consumer:
Residential mortgage	-	-	-	-	-
HELOC	273	273	-	274	6
Other	-	-	-		-
Total	$2,878	$2,878	$-	$3,117	$61
With an allowance recorded:
Commercial Real Estate:
Acquisition, development and construction	$-	$-	$-	$-	$-
Non-owner occupied	-	-	-	-	-
Owner occupied	-	-	-	-	-
Commercial and industrial	52	52	35	52	-
Consumer:
Residential mortgage	-	-	-	-	-
HELOC	-	-	-	-	-
Other	-	-	-	-	-
Total	$52	$52	$35	$52	$-

The following information is a summary of related impaired loans, excluding loans acquired with deteriorating credit quality, presented by portfolio class as of December 31, 2013:

(dollars in thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Recorded
With no related allowance recorded:
Commercial Real Estate:
Acquisition, development and construction	$267	$267	$-	$267	$19
Non-owner occupied	1,352	1,352	-	1,652	83
Owner occupied	259	259	-	259	-
Commercial and industrial	759	759	-	759	44
Consumer:
Residential mortgage	15	15	-	15	5
HELOC	177	177	-	177	8
Other	-	-	-	-	-
Total	$2,829	$2,829	$-	$3,129	$159
With an allowance recorded:
Commercial Real Estate:
Acquisition, development and construction	$-	$-	$-	$-	$-
Non-owner occupied	-	-	-	-	-
Owner occupied	-	-	-	-	-
Commercial and industrial	-	-	-	-	-
Consumer:
Residential mortgage	-	-	-	-	-
HELOC	-	-	-	-	-
Other	-	-	-	-	-
Total	$-	$-	$-	$-	$-

Loans with deteriorated credit quality acquired as part of the Bank of Virginia acquisition are accounted for under the requirements of ASC 310-30. These loans are not considered impaired and not included in the table above.

Activity in the allowance for loan losses for the six months ended June 30, 2014 and June 30, 2013 is summarized below:

	Commercial Real Estate					Consumer
(dollars in thousands)	Acquisition, Development, Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
Allowance for loan losses
Beginning balance, December 31, 2013	$300	$39	$322	$377	$268	$120	$20	$43	$1,489

Charge-offs	(6)	(114)	-	(17)	(265)	-	-	-	(402)
Recoveries	3	47	-	18	-	2	2	19	91
Net Charge-offs (recoveries)	(3)	(67)	-	1	(265)	2	2	19	(311)

Provision (recovery)	(101)	149	(158)	131	191	63	(11)	(35)	229
Ending balance, June 30, 2014	$196	$121	$164	$509	$194	$185	$11	$27	$1,407

	Commercial Real Estate					Consumer
(dollars in thousands)	Acquisition, Development, Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
Allowance for loan losses
Beginning balance, December 31, 2012	$229	$231	$350	$782	$-	$50	$457	$11	$2,110

Charge-offs	-	-	(289)	-	(39)	-	(365)	(8)	(701)
Recoveries	1	-	-	18	-	-	-	-	19
Net Charge-offs (recoveries)	1	-	(289)	18	(39)	-	(365)	(8)	(682)

Provision (recovery)	(107)	57	483	(546)	295	2	(51)	1	134
Ending balance, June 30, 2013	$123	$288	$544	$254	$256	$52	$41	$4	$1,562

A summary of the allowance for loan losses by portfolio segment and impairment evaluation methodology as of June 30, 2014 and December 31, 2013 is as follows:

	Commercial Real Estate					Consumer
(dollars in thousands)	Acquisition, Development, Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
Allowance for loan losses
Individually evaluated for impairment	$-	$-	$-	$35	$-	$-	$-	$-	$35
Collectively evaluated for impairment	156	121	164	474	194	185	11	27	1,332
Loans acquired with deteriorated credit quality	40	-	-	-	-	-	-	-	40
Ending balance, June 30, 2014	$196	$121	$164	$509	$194	$185	$11	$27	$1,407

Gross loan balances
Individually evaluated for impairment	$270	$1,342	$259	$786	$-	$-	$273	$-	$2,930
Collectively evaluated for impairment	1,010	32,237	50,064	22,574	70,624	8,322	8,380	534	193,745
Loans acquired with deteriorated credit quality	983	1,491	3,253	1,245	-	186	452	-	7,610
Ending balance, June 30, 2014	$2,263	$35,070	$53,576	$24,605	$70,624	$8,508	$9,105	$534	$204,285

	Commercial Real Estate					Consumer
(dollars in thousands)	Acquisition, Development, Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
Allowance for loan losses for loans
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	260	39	128	377	268	120	20	43	1,255
Loans acquired with deteriorated credit quality	40	-	194	-	-	-	-	-	234
Ending balance, December 31, 2013	$300	$39	$322	$377	$268	$120	$20	$43	$1,489

Gross loan balances
Individually evaluated for impairment	$267	$1,352	$259	$759	$-	$15	$177	$-	$2,829
Collectively evaluated for impairment	2,124	25,728	46,399	18,856	55,427	6,951	6,619	508	162,612
Loans acquired with deteriorated credit quality	1,084	1,526	3,842	1,470	-	190	454	-	8,566
Ending balance, December 31, 2013	$3,475	$28,606	$50,500	$21,085	$55,427	$7,156	$7,250	$508	$174,007

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

During the three and six months ended June 30, 2014, two loans were modified in troubled debt restructurings and one previous troubled debt restructured loan was paid off .. During the three and six months ended June 30, 2013, no loans were modified in troubled debt restructurings. At June 30, 2014 and December 31, 2013, six and five loans were classified as trouble debt restructuring, respectively. The principal balance outstanding relating to these was $2.8 million and $2.0 million at June 30, 2014 and December 31, 2013, respectively. Of these amounts, $1.8 million and $1.9 million were accruing, respectively. During the three and six months ended June 30, 2014 and 2013, no defaults occurred on loans modified as TDR’s in the preceding twelve months.

The number and outstanding recorded investment of loans entered into under the terms of a TDR, including modifications of acquired impaired loans, by type of concession granted, are set forth in the following tables:

	Three and Six Months Ended June 30, 2014
(dollars in thousands)	Number of loans	Rate modification	Term extension	Pre-modification recorded investment	Post-modification recorded investment
Commercial and industrial	1	-	$512	$512	$495
Commercial real estate - owner occupied	1	-	595	595	425
Total	2	-	$1,107	$1,107	$920

Note 6. Intangible Assets

In 2010, the Company acquired a majority interest in the Bank of Virginia. The Company recorded a core deposit intangible related to this acquisition of $249 thousand. This asset represents the estimated fair value of the core deposits and was determined based on the present value of future cash flows related to those deposits considering the industry standard “financial instrument” type present value methodology. The core deposit intangible is amortized over the estimated life of the deposits using the straight-line method. A summary of the three and six months ending June 30, 2014 activity in this account is as follows:

(dollars in thousands)
Balance at March 31, 2014	$130
Amortization	(9)
Balance at June 30, 2014	$121

(dollars in thousands)
Balance at December 31, 2013	$139
Amortization	(18)
Balance at June 30, 2014	$121

Amortization expense is expected to be approximately $36 thousand per year through 2016 and $30 thousand in 2017.

Note 7.	Fair Value Measurements

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

Commitments to Extend Credit, Standby Letters of Credit, and Financial Guarantees

Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. At June 30, 2014, the fair value of loan commitments and standby letters of credit was deemed to be immaterial and therefore is not included.

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

Level 1	Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2	Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3	Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

The carrying value and fair values of financial assets and liabilities are as follows:

		Fair Value Measurements at June 30, 2014
(dollars in thousands)	Carrying amount	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash and cash equivalents	$15,175	$15,175	$-	$-	$15,175
Securities available for sale	45,835	-	45,835	-	45,835
Securities held to maturity	21,839	-	21,959	-	21,959
Restricted securities	1,525	-	1,525	-	1,525
Net Loans held for investment	202,878	-	-	203,842	203,842
Interest receivable	1,830	-	1,830	-	1,830
Liabilities:
Demand deposits	24,883	-	24,883	-	24,883
Savings and interest-bearing demand deposits	76,044	-	76,044	-	76,044
Time deposits	144,266	-	144,918	-	144,918
FHLB Borrowings	20,000	-	19,747	-	19,747
Interest payable	150	-	150	-	150

		Fair Value Measurements at December 31, 2013
(dollars in thousands)	Carrying amount	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash and cash equivalents	$13,984	$13,984	$-	$-	$13,984
Securities available for sale	24,567	-	24,567	-	24,567
Securities held to maturity	14,753	-	14,597	-	14,597
Restricted securities	1,074	-	1,074	-	1,074
Loans held for investment	172,518	-	-	173,444	173,444
Interest receivable	1,655	-	1,655	-	1,655
Liabilities:
Demand deposits	22,845	-	22,845	-	22,845
Savings and interest-bearing demand deposits	60,685	-	60,685	-	60,685
Time deposits	127,284	-	127,966	-	127,966
FHLB Borrowings	10,000	-	9,656	-	9,656
Interest payable	143	-	143	-	143

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

The following table presents the balances of financial assets measured at fair value on a recurring basis:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Balance	(Level 1)	(Level 2)	(Level 3)
June 30, 2014

U. S. Government Agencies	$3,474	$-	$3,474	$-
Agency Guaranteed Mortgage-backed securities	42,361	-	42,361	-

December 31, 2013

U. S. Government Agencies	$7,041	$-	$7,041	$-
Agency Guaranteed Mortgage-backed securities	17,526	-	17,526	-

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Operations. There was one impaired loan fair valued on a nonrecurring basis at June 30, 2014 and no impaired loans fair valued on a nonrecurring basis at December 31, 2013.

Other Real Estate Owned (OREO)

Other real estate owned (“OREO”) is measure at fair value less costs to sell, based on an appraisal conducted by an independent, licensed appraiser outside of the Company. If the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability, then the fair value is considered Level 3. OREO is measured at fair value on a nonrecurring basis. Any initial fair value adjustment is charged against the Allowance for Loan Losses. Subsequent fair value adjustments are recorded in the period incurred and included in other noninterest expense on the Consolidated Statements of Operations.

The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Balance	(Level 1)	(Level 2)	(Level 3)
June 30, 2014
Impaired loan	$17	$-	$-	$17

OREO	$1,543	$-	$-	$1,543

December 31, 2013
OREO	$1,545	$-	$-	$1,545

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2014 and December 31, 2013:

	June 30, 2014
(dollars in thousands)	Quantitative Information About Level 3 Fair Value Measurements
Description	Fair Value	Valuation Technique	Unobservable input	Range (Weighted Average)
Impaired loan - commercial and industrial	$17	Contract review	Management discount based on underlying collateral characteristics and sales contract	(67)%

Other real estate owned	$1,543	Discounted appraised value	Discount for lack of marketability	6-29% (13)%

	December 31, 2013
(dollars in thousands)	Quantitative Information About Level 3 Fair Value Measurements
Description	Fair Value	Valuation Technique	Unobservable input	Range (Weighted Average)

Other real estate owned	$1,545	Discounted appraised value	Discount for lack of marketability	6-29% (14)%

Note 8.	Stock-Based Compensation

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

At the 2011 Annual Meeting, the Bank’s shareholders approved a new share-based compensation plan (Bank of Virginia 2011 Stock Incentive Plan or the “2011 Plan”). Under this plan, employees, officers and directors of the Bank or its affiliates are eligible to participate. The plan’s intent was to reward employees, officers and directors of the Bank or its affiliates for their efforts, to assist in the long-term retention of service for those who were awarded, as well as further align their interests with the Bank’s shareholders. At the 2014 Annual Meeting, Cordia shareholders approved an amendment to the 2011 Plan to increase the number of shares authorized for issuance by an additional 800,000 shares. There are 906,240 shares reserved under the 2011 Plan.

There were 20,000 Cordia stock options granted outside the plan prior to the share exchange in March 2013. In addition, there were 10,000 stock options and 12,500 restricted stock shares issued in September 2013 outside the plan as an inducement grant to a newly hired officer.

As of the share exchange on March 29, 2013, the 2005 and 2011 Plans were assumed by Cordia.

A summary of the Company’s option activity as of June 30, 2014 and changes during the period then ended are presented in the following table:

			Wgt. Avg.
		Wgt. Avg.	Remaining	Wgt. Avg.	Aggregate
		Exercise	Contractual	Grant Date	Intrinsic
As of 1/1/2014	Stock Options	Price	Life	Fair Value	Value
Outstanding	115,656	$7.68	$8.44	$2.54	$88
Vested	28,438	$12.80	$7.36	$4.31	-
Nonvested	87,218	$6.01	$8.80	$1.96	$88

Period Activity
Issued	20,400	$4.19	-	$1.52	-

As of 6/30/2014
Outstanding	136,056	$7.15	8.24	$2.39	$882
Vested	44,416	$10.05	7.47	$3.36	$158
Nonvested	91,640	$5.75	8.62	$1.91	$724

				Wgt. Avg.
Outstanding as of June 30, 2014			Wgt. Avg.	Remaining
		Stock Options	Exercise	Contractual
Range of Exercise Prices		Outstanding	Price	Life
$3.83	$7.00	109,232	$5.17	8.64
$7.01	$12.00	24,168	$10.26	7.24
$12.01	$60.24	2,656	$60.24	1.13
		136,056	$7.15	8.24

Exercisable:			Wgt. Avg.
		Stock Options	Exercise
Range of Exercise Prices		Exercisable	Price
$3.83	$7.00	29,876	$5.49
$7.01	$12.00	11,885	$10.32
$12.01	$60.24	2,656	$60.24
		44,416	$10.05

Assumptions:

	Six Months Ended June 30, 2014	Year Ended December 31, 2013
Expected Volatility	30.0% - 30.0%	30.0% - 30.0%
Weighted-Average Volatility	30.00%	30.00%
Expected Dividends	-	-
Expected Term (In years)	7.00	7.00
Risk-Free Rate	2.17%	1.42%

Total intrinsic value of options exercised:	$-
Total fair value of shares vested:	26,716
Weighted-average period over which nonvested awards are expected to be recognized:	1.38 years

A summary of the Company’s restricted stock activity as of June 30, 2014 and changes during the period then ended are presented in the following table:

		Wgt. Avg.
		Grant Date
As of 1/1/2014	Restricted Stock	Fair Value
Nonvested	11,700	$4.41

Period Activity
Issued	87,658	$4.20
Vested	11,718	$4.23
Forfeited	-	-

As of 6/30/2014
Nonvested	87,640	$4.22

Total fair value of shares vested:	$49,543
Weighted-average period over which nonvested awards are expected to be recognized:	1.36	year(s)
Unamortized compensation expense	$346,682

A total of 578,125 of restricted shares of common stock were sold to founding investors of Cordia predominantly during 2009 and 2010 and are considered at June 30, 2014 more-likely-than-not to not vest due to significant performance based thresholds, for which the vesting time period expires in October 2016.

Cordia does not have any benefit plans or incentive compensation plans beyond those maintained by the Bank. Cordia does provide a life insurance benefit to the President and Chief Executive Officer under the terms of his employment agreement.

Note 9. Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) for the six months ended June 30, 2014 and 2013 are summarized as follows:

	Accumulated Other Comprehensive Income (loss)
(dollars in thousands)	Six Months Ended June 30,
	2014	2013

Beginning balance	$(384)	$56

Unrealized holding losses on available for sale securities	(81)	(280)
Amortization of AFS to HTM reclassification adjustment	25	-
Net current period other comprehensive income	(56)	(280)
Ending balance	$(440)	$(224)

The following table presents information on amounts reclassified out of accumulated other comprehensive income (loss), by category, during the periods indicated:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item on Condensed Consolidated
	2014	2013	2014	2013	Statement of Operations
Available-for-sale securities
Realized gains on sales of securities	$-	$-	$64	$-	Net gain on sale of available-for-sale securities

Note 10. Preferred Stock Issuance and Conversion

On April 10, 2014, Cordia completed the sale of approximately 363 shares of Mandatorily Convertible, Noncumulative, Nonvoting, Perpetual Preferred Stock, Series A, $0.01 par value per share, to accredited investors at a purchase price of $42,500 per share for total gross proceeds of $15.4 million. The capital raise included investments by various Cordia directors and officers. The net proceeds of the offering are expected to be used primarily to provide growth capital to BVA.

On June 25, 2014, upon stockholder approval, each share of Series A Preferred Stock mandatorily converted into 10,000 shares of Cordia’s common stock at an initial conversion price of $4.25 per share, for a total issuance of approximately 3,629,871 new shares of common stock, of which 2,229,434 are voting and 1,400,437 are nonvoting. The holders of the Series A Preferred Stock did not receive any dividends under the provisions of the plan based on the timing of approval of the Company's stockholders.

Other than voting rights, the nonvoting common stock has the same rights and privileges as the common stock, including sharing ratably in all assets of the Company upon its liquidation, dissolution or winding-up, and entitlement to receive dividends in the same amount per share and at the same time when, as and if declared by the Board, and is identical to the common stock in all other respects as to all other matters (other than voting). Holders of nonvoting common stock have no cumulative voting rights or preemptive rights (other than the limited contractual preemptive rights of certain investors in the private placement offering) to purchase or subscribe for any additional shares of common stock or nonvoting common stock or other securities, and there are no conversion rights or redemption or sinking fund provisions with respect to the nonvoting common stock.

Authorized Shares. 5,000,000 shares of nonvoting common stock, par value of $0.01 per share, are authorized and 1,400,437 shares of nonvoting common stock are outstanding.

Voting Rights. Holders of nonvoting common stock are not entitled to vote except as required by the Virginia Stock Corporation Act. Where the shares of nonvoting common stock are entitled to vote under Virginia law, each holder of nonvoting common stock will have one vote for each share of nonvoting common stock held of record solely on the matters to which such shares are entitled to vote, and subject to the rights and limitations specified by the Virginia Stock Corporation Act.

Automatic Conversion Upon Permitted Transfer. Each share of nonvoting common stock will automatically convert into one share of common stock in the event of a “permitted transfer” to a transferee. A “permitted transfer” is a transfer of nonvoting common stock (i) in a widespread public distribution, (ii) in which no transferee (or group of associated transferees) would receive 2% or more of any class of voting securities of the Company, or (iii) to a transferee that would control more than 50% of the voting securities of the Company without any transfer from such holder of nonvoting common stock.

Dividends. Subject to the prior rights of the holders of shares of preferred stock that may be issued and outstanding, the holders of nonvoting common stock are entitled to receive dividends when, as and if declared by the Company’s Board of Directors out of funds lawfully available for the payment of dividends.

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

General

Cordia was incorporated in 2009. Its founders were former bank CEOs, directors and advisors seeking to invest in undervalued or troubled community banks in the Mid-Atlantic and Southeast. In March 2013, Cordia completed a share exchange with BVA shareholders resulting in BVA becoming a wholly-owned subsidiary of Cordia. Aside from the shares of BVA common stock, Cordia’s other assets totaled $1.8 million at June 30, 2014, consisting primarily of $1.8 million of cash and $23 thousand of prepaid expenses.

BVA is a state chartered bank headquartered in Midlothian, Virginia with total assets of approximately $296 million at June 30, 2014. BVA provides retail banking services to individuals and commercial customers through banking locations in Chesterfield County, Virginia and one in Henrico County, Virginia.

Executive Overview

Since the beginning of 2013, the Company has substantially added to its lending and funding activities. During this period, the Bank purchased $88.0 million of rehabilitated student loans that are 98% guaranteed by the U.S. Government and serviced by Xerox Education Services.

The Bank also significantly expanded its deposit base, primarily involving institutional certificate of deposit accounts and retail transaction accounts, while substantially reducing its cost of funds.

In the first quarter of 2013, the Company completed its Plan of Share Exchange with Bank of Virginia, effectively combining the two stockholder bases. In August 2013, BVA’s Written Agreement was lifted by its banking regulators.

Over the past three years, the Company successfully restructured its balance sheet, worked through its legacy asset quality issues, recruited highly qualified new management, and reorganized its lending and deposit activities, resulting in a successful offering of $15.4 million in equity capital in April 2014.

Capital Raise

On April 10, 2014, Cordia completed the sale of approximately 363 shares of Mandatorily Convertible, Noncumulative, Nonvoting, Perpetual Preferred Stock, Series A, $0.01 par value per share, to accredited investors at a purchase price of $42,500 per share for total gross proceeds of $15.4 million. The capital raise included investments by various Cordia directors and officers. The net proceeds of the offering are expected to be used primarily to provide growth capital to BVA.

On June 25, 2014, upon stockholder approval, each share of Series A Preferred Stock mandatorily converted into 10,000 shares of Cordia’s common stock at an initial conversion price of $4.25 per share, for a total issuance of approximately 3,629,871 new shares of common stock, of which 2,229,434 are voting and 1,400,437 are nonvoting. The holders of the Series A Preferred Stock did not receive any dividends under the provisions of the plan based on the timing of approval of the Company's stockholders.

Results of Operations – Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Net Income (Loss)

Consolidated net loss was $270 thousand for the three months ended June 30, 2014 (the “2014 quarter”) compared to consolidated net income of $261 thousand for the three months ended June 30, 2013 (the “2013 quarter”).

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

Net interest income before the provision for loan losses decreased 3.5% or $75 thousand from $2.2 million for the 2013 quarter to $2.1 million for the 2014 quarter.

Interest income decreased $45 thousand to $2.6 million for the 2014 quarter. Included in the 2014 quarter was $68 thousand of purchase accounting loan accretion income compared to $351 thousand for the 2013 quarter. Excluding that component, interest income was $2.5 million for the 2014 quarter and $2.3 million the 2013 quarter.

Interest expense for the 2014 quarter was $497 thousand, compared to $467 thousand for the 2013 quarter. This increase of $30 thousand was due primarily to an increase in time deposits offset by a one basis point reduction in the average cost of interest bearing liabilities.

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

	For the three months ended June 30,
(dollars in thousands)	2014			2013
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Earning Assets:
Loans held for investment (1)	$205,104	$2,252	4.40%	$181,373	$2,516	5.56%
Securities available for sale	54,904	311	2.27%	16,922	72	1.71%
Federal Funds and deposits with Banks	12,725	9	0.28%	48,988	29	0.24%
Total earning assets	272,733	2,572	3.78%	247,283	2,617	4.24%
Allowance for loan losses	(1,344)			(1,573)
Other assets	15,136			9,055
Total	$286,525			$254,765
Interest-bearing liabilities:
Demand deposits	$12,871	$10	0.31%	$14,088	$15	0.43%
Savings deposits	62,069	43	0.28%	61,297	52	0.34%
Time deposits	140,916	388	1.10%	133,048	359	1.08%
FHLB borrowings	20,000	56	1.12%	10,000	41	1.64%
Total interest-bearing liabilities	235,856	497	0.85%	218,433	467	0.86%
Demand deposits	22,560			20,138
Other liabilities	2,382			2,940
Stockholders' equity	25,727			13,254
Total	$286,525			$254,765

Net interest income		$2,075			$2,150
Net interest rate spread (2)			2.93%			3.38%
Net interest margin (3)			3.05%			3.49%

(1) Non-accrual loans are included in average balances outstanding, with no related interest income during non-accrual period.

(2) Represents the difference between the yield on earnings assets and cost of funds.

(3) Represents net interest income divided by average interest-earning assets.

Provision for Loan Losses

A $209 thousand provision for loan losses for the 2014 quarter was recorded compared to $7 thousand for the 2013 quarter.

Non-interest Income

Noninterest income for the 2014 quarter was $62 thousand, compared to $65 thousand for the 2013 quarter.

The following table sets forth the principal components of non-interest income for the quarters ended June 30, 2014 and 2013:

For the three months ended June 30, (dollars in thousands)	2014	2013
Service charges on deposit accounts	$19	$29
Other fee income, net	43	36
Total non-interest income	$62	$65

Non-interest Expense

Noninterest expense increased $251 thousand, or 12.9%, from $1.9 million for the 2013 quarter to $2.2 million for the 2014 quarter. The increase was due primarily to increases of $176 thousand in salaries and benefits and $108 thousand in loan expenses. The increase in salaries and benefits was primarily due to the cost of staff additions.

The following table sets forth the primary components of non-interest expense for the quarters ended June 30, 2014 and 2013:

For the three months ended June 30, (dollars in thousands)	2014	2013
Salaries and employee benefits	$1,150	$974
Professional services	125	211
Occupancy	120	145
Data processing and communications	151	144
FDIC assessment and bank fees	93	114
Bank franchise taxes	27	20
Student loan servicing fees and other loan expenses	210	102
Other real estate expenses	17	12
Supplies and equipment	65	64
Insurance	44	42
Director's fees	24	38
Marketing and business development	9	15
Other operating expenses	163	66
Total non-interest expense	$2,198	$1,947

Income Tax Expense

Under the provisions of the Internal Revenue Code, the Company has approximately $18.2 million of net operating loss carryforwards (net of Section 382 limitation), which will expire if unused beginning in 2024. As of June 30, 2014, deferred tax assets of $6.3 million have been fully reserved with a valuation allowance. It is estimated that $6.3 million of the valuation allowance is available to be reversed if it is more-likely-than-not that sufficient taxable income will be generated in the future. Of the net operating losses that occurred prior to the change in control of BVA in December 2010, the amount of the loss carryforward available to offset taxable income is limited to approximately $254,000 per year for twenty years.

Results of Operations – Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Net Income (Loss)

Consolidated net loss was $554 thousand for the six months ended June 30, 2014 (the “2014 period”) compared to consolidated net income of $482 thousand for the six months ended June 30, 2013 (the “2013 period”).

Net Interest Income

Net interest income before the provision for loan losses decreased 9.4% or $412 thousand from $4.4 million for the 2013 period to $4.0 million for the 2014 period.

Interest income decreased $347 thousand from $5.3 million during the 2013 period to $4.9 million for the 2014 period. Included in the 2014 period was $159 thousand of purchase accounting loan accretion income compared to $1.1 million for the 2013 period. Excluding that component, interest income increased to $4.8 million for the 2014 period from $4.2 million for the 2013 period.

Interest expense for the 2014 period was $964 thousand, compared to $899 thousand for the 2013 period. This increase of $65 thousand was due primarily to an increase of $17.3 million in time deposits offset by a three basis point reduction in the average cost of interest bearing liabilities. The Bank continues to make a concerted effort to allow higher-priced time deposits to roll off as they mature and promote transaction, money market deposit accounts and savings accounts.

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

	For the six months ended June 30,
(dollars in thousands)	2014			2013
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Earning Assets:
Loans held for investment (1)	$191,451	$4,401	4.64%	$168,928	$5,095	6.08%
Loans held for sale	-	-		-	-
Securities available for sale	47,367	518	2.21%	17,410	142	1.64%
Federal Funds and deposits with Banks	11,897	15	0.25%	41,832	44	0.21%
Total earning assets	250,715	4,934	3.97%	228,170	5,281	4.67%
Allowance for loan losses	(1,414)			(1,836)
Other assets	14,915			8,939
Total	$264,216			$235,273
Interest-bearing liabilities:
Demand deposits	$12,810	$21	0.33%	$14,366	$34	0.48%
Savings deposits	55,529	86	0.31%	54,031	99	0.37%
Time deposits	136,620	760	1.12%	121,316	685	1.14%
FHLB borrowings	15,083	97	1.30%	10,000	81	1.63%
Total interest-bearing liabilities	220,042	964	0.88%	199,713	899	0.91%
Demand deposits	22,171			19,336
Other liabilities	2,439			3,585
Stockholders' equity	19,564			12,639
Total	$264,216			$235,273

Net interest income		$3,970			$4,382
Net interest rate spread (2)			3.09%			3.76%
Net interest margin (3)			3.19%			3.87%

(1) Non-accrual loans are included in average balances outstanding, with no related interest income during non-accrual period.

(2) Represents the difference between the yield on earnings assets and cost of funds.

(3) Represents net interest income divided by average interest-earning assets.

Provision for Loan Losses

A $229 thousand provision for loan losses for the 2014 period was recorded compared to $134 thousand for the 2013 quarter. The increase in the provision is due to increased organic loan production as well as additional provision related to the unguaranteed portion of the student loan portfolio.

Non-interest Income

Noninterest income for the 2014 period was $185 thousand, compared to $133 thousand for the 2013 period. The increase was primarily the result of a net gain on the sale of available for sale securities.

The following table sets forth the principal components of non-interest income for the periods ended June 30, 2014 and 2013:

For the six months ended June 30, (dollars in thousands)	2014	2013
Service charges on deposit accounts	$45	$62
Net gain on sale of "AFS" securities	64	-
Other fee income, net	76	71
Total non-interest income	$185	$133

Non-interest Expense

Noninterest expense increased $581 thousand, or 14.9%, from $3.9 million for the 2013 quarter to $4.5 million for the 2014 quarter. The increase was due primarily to increases of $397 thousand in salaries and benefits and $219 thousand in loan expenses. The increase in salaries and benefits was primarily due to increased incentive compensation and staff additions associated with the Company’s growth strategy.

The following table sets forth the primary components of non-interest expense for the periods ended June 30, 2014 and 2013:

For the six months ended June 30, (dollars in thousands)	2014	2013
Salaries and employee benefits	$2,556	$2,159
Professional services	231	273
Occupancy	271	290
Data processing and communications	293	269
FDIC assessment and bank fees	187	234
Bank franchise taxes	56	46
Student loan servicing fees and other loan expneses	336	117
Other real estate expenses	22	28
Supplies and equipment	140	133
Insurance	85	84
Director's fees	40	72
Marketing and business development	15	37
Other operating expenses	248	157
Total non-interest expense	$4,480	$3,899

Income Tax Expense

Under the provisions of the Internal Revenue Code, the Company has approximately $18.2 million of net operating loss carryforwards (net of Section 382 limitation), which will expire if unused beginning in 2024.

Financial Condition

Loans

Loans represent the largest category of earning assets and typically provide higher yields than the other types of earning assets. Loans carry inherent credit and liquidity risks associated with the creditworthiness of our borrowers and general economic conditions. At June 30, 2014, total loans held for investment (net of reserves) were $202.9 million versus $172.5 million at December 31, 2013.

The following table sets forth the composition of the loan portfolio by category at the dates indicated.

	At June 30,		At December 31,
	2014		2013
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial Real Estate:
Acquisition, development and construction	$2,263	1.1%	$3,475	2.0%
Non-owner occupied	35,070	17.2%	28,606	16.4%
Owner occupied	53,576	26.2%	50,500	29.0%
Commercial and industrial	24,605	12.0%	21,085	12.1%
Guaranteed Student Loans	70,624	34.5%	55,427	31.9%
Consumer:
Residential mortgage	8,508	4.2%	7,156	4.1%
HELOC	9,105	4.5%	7,250	4.2%
Other	534	0.3%	508	0.3%
Total loans	204,285	100.0%	174,007	100.0%
Allowance for loan losses	(1,407)		(1,489)
Total loans, net of allowance for loan losses	$202,878		$172,518

The largest component of the loan portfolio is comprised of various types of commercial real estate loans. At June 30, 2014, commercial real estate loans totaled $90.9 million or 44.5% of the total portfolio. Guaranteed student loans totaled $70.6 million, commercial and industrial loans totaled $24.6 million and consumer loans, which were comprised principally of residential mortgage and home equity loans, totaled $18.1 million. Residential mortgage loans consisted of first and second mortgages on single family residential dwellings. Other consumer loans above include consumer lines of credit and installment loans.

Allowance for Loan Losses

At June 30, 2014, our allowance for loan losses was $1.4 million, or .69% of total loans and 55.7% of non-performing loans.  The allowance is net of $311 thousand of net charge offs taken during the six months ended June 30, 2014 and includes a $229 thousand provision for the period. At December 31, 2013, our allowance for loan losses was $1.5 million, or .86% of total loans outstanding and 37.9% of non-performing loans.

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

The decline in the allowance for loan losses as a percentage of total loans from December 31, 2013 to June 30, 2014 is largely due to the continued improvement in the asset quality of the portfolio and the $26.5 million of guaranteed student loan portfolios that were purchased in the first six months of 2014. The student loans are approximately 98% guaranteed by the U.S. Department of Education (full principal and accrued interest upon default). Therefore, only the unguaranteed portion of approximately $3.7 million is considered in the Company’s allowance for loan loss methodology. Removing the guaranteed portion of the student loans from the total loans would result in an allowance for loan losses of approximately 1.02% of outstanding loans. The Company also benefits from purchase accounting discounts on loans that resulted from the acquisition of the Bank in 2010. These discounts effectively provide an additional cushion against potential loan losses. Combining the loan loss allowance and purchasing accounting discounts on loans other than guaranteed student loans, the effective loan reserve of the Company is 1.19%.

Changes affecting the allowance for loan losses for the six months ended June 30, 2014 and the year ended December 31, 2013, are summarized in the following table.

(dollars in thousands)	Six Months Ended June 30, 2014	Year Ended December 31, 2013
Allowance for loan losses at beginning of period	$1,489	$2,110

Provision for loan losses	229	19

Charge-offs:
Commercial real estate	(120)	(289)
Commercial and industrial	(17)	-
Guaranteed Student Loans	(265)	(94)
Consumer	-	(403)
Total charge-offs	(402)	(786)

Recoveries:
Commercial real estate	50	-
Commercial and industrial	18	135
Guaranteed Student Loans	-	-
Consumer	23	11
Total recoveries	91	146
Net charge-offs	(311)	(640)
Allowance for loan losses at end of period	$1,407	$1,489

Allowance for loan losses to non-performing loans	55.68%	37.85%
Allowance for loan losses to total loans outstanding at end of period	0.69%	0.86%
Net charge-offs to average loans during the period	0.15%	0.38%

The increase in the allowance to non-performing loan ratio from December 31, 2013 is due to the continued reduction of non-accrual loans from $3.9 million at December 31, 2013 to $2.5 million at June 30, 2014.

Included in the above table is the activity related to the portion of the allowance for loan losses for loans acquired with deteriorated credit quality. Because of the nature and limited number of these loans, they are individually evaluated for additional impairment on a quarterly basis. Activity related only to that portion of the allowance for loan losses is as follows:

(dollars in thousands)	Six Months Ended June 30, 2014	Year Ended December 31, 2013
Allowance for loan losses at beginning of period	$234	$537
Provision for loan losses	(138)	(14)

Charge-offs:
Commercial real estate	(56)	(289)
Commercial and industrial	-	-
Consumer	-	-
Total charge-offs	(56)	(289)

Recoveries:	-	-

Net charge-offs	(56)	(289)
Allowance for loan losses at end of period	$40	$234

The following table represents the allocation of the allowance for loan losses at the dates indicated. Notwithstanding these allocations, the entire allowance is available to absorb loan losses in any loan category.

	At June 30, 2014			At December 31, 2013
(dollars in thousands)	Amount	% of Allowance to total allowance	% of Loans in category to total loans	Amount	% of Allowance to total allowance	% of Loans in category to total loans
Commercial real estate	$481	34%	44%	$661	45%	47%
Commercial and industrial	509	36%	12%	377	25%	12%
Guaranteed Student Loans	194	14%	35%	268	18%	32%
Consumer	223	16%	9%	183	12%	9%
Total allowance for loan losses	$1,407	100%	100%	$1,489	100%	100%

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

The following is the distribution of loans by credit quality and class as of June 30, 2014 and December 31, 2013:

June 30, 2014 (dollars in thousands)	Commercial Real Estate					Consumer
Credit quality class	Acq-Dev Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
1 Highest quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
2 Above average quality	-	2,018	3,132	2,015	70,624	49	961	45	78,844
3 Satisfactory	229	16,030	28,538	12,921	-	4,133	4,746	403	67,000
4 Pass	781	15,405	18,394	7,557	-	4,016	2,354	86	48,593
5 Special mention	-	126	-	81	-	124	319	-	650
6 Substandard	270	-	259	786	-	-	273	-	1,588
7 Doubtful	-	-	-	-	-	-	-	-	-
	1,280	33,579	50,323	23,360	70,624	8,322	8,653	534	196,675
Loans acquired with deteriorating credit quality	983	1,491	3,253	1,245	-	186	452	-	7,610
Total loans	$2,263	$35,070	$53,576	$24,605	$70,624	$8,508	$9,105	$534	$204,285

December 31, 2013 (dollars in thousands)	Commercial Real Estate					Consumer
Credit quality class	Acq-Dev Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
1 Highest quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
2 Above average quality	-	2,078	2,966	2,170	55,427	73	205	80	62,999
3 Satisfactory	325	10,563	25,264	8,290	-	3,965	3,541	350	52,298
4 Pass	1,500	12,990	14,606	8,128	-	2,710	2,243	78	42,255
5 Special mention	299	1,449	3,486	268	-	203	630	-	6,335
6 Substandard	267	-	336	759	-	15	177	-	1,554
7 Doubtful	-	-	-	-	-	-	-	-	-
	2,391	27,080	46,658	19,615	55,427	6,966	6,796	508	165,441
Loans acquired with deteriorating credit quality	1,084	1,526	3,842	1,470	-	190	454	-	8,566
Total loans	$3,475	$28,606	$50,500	$21,085	$55,427	$7,156	$7,250	$508	$174,007

 As shown in the tables above, substandard and doubtful loans were $1.6 million at June 30, 2014, or 0.8% of the total loan portfolio. This compares to $1.6 million, or 0.9% of the total loan portfolio at December 31, 2013. Special mention loans decreased $5.7 million from $6.3 million at December 31, 2013 to $650 thousand at June 30, 2014 and loans graded “pass” or better increased $36.8 million from $157.6 million at December 31, 2013 to $194.4 million at June 30, 2014. The decrease in special mention loans is due to loans acquired with deteriorated credit quality, primarily rated substandard, that have been re-written and reclassified to satisfactory portfolio loans.

The Bank has continued to employ its third party loan review firm, Thurmond Clower & Associates, for annual reviews and periodic special assignments.  The most recent evaluation was completed in May 2014, with another review scheduled during the second quarter of 2015.  The scope of the 2014 loan file review totaled approximately 70% of the Bank’s exposure and included the following:

●	All classified loans or total relationship exposure over $250,000;

●	All special mention loans or total relationship exposures over $500,000;

●	A random sample of pass-rated loans determined by the loan review firm under $500,000;

●	All loans past due as of the review date;

●	All OREO properties;

●	All insider loans, including loans to directors, significant shareholders, and executive management granted since the last review;

●	Any loans that management or the board of directors requested be reviewed;

●	Annual review of the allowance for loan and lease loss reserve and methodology.

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

Nonperforming assets totaled $4.1 million or 1.4% of total assets at June 30, 2014 and are comprised of non-accrual loans of $1.6 million, non-accrual troubled debt restructures (“TDR’s”) of $1.0 million and repossessed collateral of $1.5 million. The balance of nonperforming assets at December 31, 2013 was $5.5 million or 2.3% of total assets. The decrease at June 30, 2014 from December 31, 2013 was a result of management’s continued aggressive approach to workout and resolution of problem loans coupled with growth in total assets.

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

A summary of nonperforming assets, including troubled debt restructurings, as of the dates indicated follows:

(dollars in thousands)	Quarter ended June 30, 2014	Year ended December 31, 2013
Non-accrual troubled debt restructurings	$994	$119
Other non-accrual loans	1,578	3,815
Total non-accrual loans	2,572	3,934
Other real estate owned	1,543	1,545
Total non-performing assets	$4,115	$5,479

Total non-accrual loans to total loans	1.26%	2.26%
Total non-performing assets to total assets	1.39%	2.33%

Accruing troubled debt restructings	$1,753	$1,837

Loans With Deteriorated Credit Quality

In the acquisition of BVA certain loans were acquired which showed evidence of deterioration in credit quality. These loans are accounted for under the guidance of ASC 310-30. Information related to these loans as of the dates indicated is provided in the following table.

(dollars in thousands)	June 30, 2014	December 31, 2013
Contract principal balance	$7,667	$8,689
Accretable discount	(52)	(62)
Nonaccretable discount	(5)	(61)
Book value of loans	$7,610	$8,566

Investment Securities

Our investment portfolio consists of U.S. agency debt and agency guaranteed mortgage-backed securities. Our investment security portfolio includes securities classified as available for sale as well as securities classified as held to maturity. The total securities portfolio (excluding restricted securities) was $39.3 million at December 31, 2013 as compared to $67.7 million at June 30, 2014. At June 30, 2014, the securities portfolio consisted of $45.8 million of securities available for sale, at fair value and $21.8 million of securities held to maturity, at amortized cost.

The table below presents the amortized cost, gross unrealized gains and losses, and fair value of securities available for sale at June 30, 2014 and December 31, 2013.

	June 30, 2014
	Amortized	Gross Unrealized		Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government agencies	$3,502	$-	$(28)	$3,474
Agency guaranteed mortgage-backed securities	42,463	69	(171)	42,361
Total	$45,965	$69	$(199)	$45,835

	December 31, 2013
	Amortized	Gross Unrealized		Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government agencies	$7,038	$56	$(53)	$7,041
Agency guaranteed mortgage-backed securities	17,578	10	(62)	17,526
Total	$24,616	$66	$(115)	$24,567

The table below presents the carry value, gross unrealized gains and losses, and fair value of securities held to maturity at June 30, 2014 and December 31, 2013.

	June 30, 2014
		Gross Unrealized		Estimated
(dollars in thousands)	Carry Value	Gains	Losses	Fair Value
Agency guaranteed mortgage-backed securities	$21,839	$141	$(21)	$21,959

	December 31, 2013
		Gross Unrealized		Estimated
(dollars in thousands)	Carry Value	Gains	Losses	Fair Value
Agency guaranteed mortgage-backed securities	$14,753	$-	$(156)	$14,597

Deposits and Other Interest-Bearing Liabilities

At June 30, 2014, total deposits were $245.2 million, compared to $210.8 million at December 31, 2013. Core deposits, which by FDIC guidelines exclude certificates of deposit of $250,000 or more and insured brokered deposits, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $214.0 million at June 30, 2014, or 87.3% of total deposits, compared to $195.4 million at December 31, 2013, or 92.3% of total deposits. Deposits have been the primary source of funding and have enabled us to successfully meet both our short-term and long-term liquidity needs. During the six months ended June 30, 2014, money market deposits primarily from institutional investors increased $15.6 million. In addition, during the six months ended June 30, 2014, institutional time deposits increased by $17.0 million. Our loan-to-deposit ratio was 83.3% at June 30, 2014 and 82.5% at December 31, 2013.

The following table sets forth our deposits by category at the dates indicated.

	June 30, 2014		December 31, 2013
(dollars in thousands)	Amount	Percent	Amount	Percent
Non-interest bearing demand accounts	$24,883	10.1%	$22,845	10.8%
NOW accounts	12,499	5.1%	13,072	6.2%
Savings and money market accounts	63,545	25.9%	47,613	22.6%
Times deposits - less than $100,000	50,701	20.7%	51,053	24.2%
Times deposits - $100,000 or more	93,565	38.2%	76,231	36.2%
Total	$245,193	100.0%	$210,814	100.0%

The maturity distribution of our time deposits of $100,000 or more and other time deposits at June 30, 2014, is set forth in the following table:

	June 30, 2014
(dollars in thousands)	Time deposits of $100K and greater	Time deposits of less than $100K	Total
Months to maturity:
Three months or less	$6,284	$8,899	$15,183
Over three months to twelve months	39,709	18,065	57,774
Over twelve months to three years	41,735	18,345	60,080
Over three years	5,837	5,392	11,229
Total	$93,565	$50,701	$144,266

At June 30, 2014, 49.2% of our time deposits over $100,000 had maturities within twelve months. Large certificate of deposit customers tend to be more sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes in comparison to smaller core deposits.

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

BVA’s deposit base grew by 16.3% from $210.8 million at December 31, 2013 to $245.2 million at June 30, 2014. The growth in deposits was primarily driven by growth in savings and money market accounts and time deposits in excess of $100,000. Savings and money market accounts grew 33.5% from $47.6 million at December 31, 2013 to $63.5 million at June 30, 2014. Time deposits in excess of $100,000 grew 22.7% from $76.2 million at December 31, 2013 to $93.6 million at June 30, 2014. Core deposits at June 30, 2014 were 87.3% of total deposits compared to 92.3% at December 31, 2013. As it looks to implement other loan growth initiatives for 2014, BVA has developed several funding strategies, including judicious use of brokered and institutional deposits, to augment core deposit growth and further reduce the cost of funds. Development of several sources of funding beyond core deposit growth ensures maximum liquidity access without dependence on higher cost sources of funds.

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

Borrowings

As of June 30, 2014, BVA had a total of $22.5 million committed repo lines with correspondent banks through which borrowings could be made against the pledge of marketable securities subject to mark-to-market valuations and standard collateral borrowing ratios. These lines were unused during 2013 and the six months ended June 30, 2014 and remain fully available. BVA also maintains a $2.5 million secured line of credit as well as a $2.0 million unsecured lines of credit with other correspondent banks that were available for direct borrowings or Federal Funds purchased.

BVA is a member of the Federal Home Loan Bank of Atlanta (FHLB), which provides access to additional lines of credit and other products offered by the FHLB. These borrowings are largely secured by BVA’s loan portfolio. The FHLB maintains a blanket security agreement on qualifying collateral. As of June 30, 2014 and December 31, 2013, BVA had $20.0 million and $10.0 million, respectively, in secured borrowings outstanding with the FHLB Atlanta against pledged eligible mortgage loan collateral and investment securities, at an average interest rate of 1.12%. As of June 30, 2014, BVA had a total credit availability of $35.1 million at the FHLB which could be accessed through pledging a combination of eligible mortgage loan collateral and investment securities. The FHLB offers a variety of floating and fixed rate loans at terms ranging from overnight to 20 years; therefore, BVA can match borrowings mitigating interest rate risk.

Liquidity Contingency Plan

Historically, BVA has maintained both a retail branch-based and an asset-based liquidity strategy and has not depended materially on brokered deposits or utilized securitization as sources of liquidity. BVA strives to follow regulatory guidance in the management of liquidity risk and has established a Board-approved Contingency Funding Plan (CFP) that prescribes liquidity risk limits and guidelines and includes pro forma cash flow analyses of BVA’s sources and uses of funds under various liquidity scenarios. BVA’s CFP includes funding alternatives that can be implemented if access to normal funding sources is reduced.

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

Quantitative measures established by regulation to ensure capital adequacy require financial institutions to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). At June 30, 2014 and December 31, 2013, BVA met all capital adequacy requirements to which it was subject. BVA is also required to maintain capital at a minimum level as a proportion of quarterly average assets, which is known as the leverage ratio. The minimum levels to be considered well-capitalized are 5% for tier 1 leverage ratio, 6% for tier 1 risk-based capital ratio, and 10% for total risk-based capital ratio.

BVA exceeded all the regulatory capital requirements at the dates indicated and was considered well-capitalized, as set forth in the following table. Cordia completed a capital raise of $15.4 million on April 10, 2014. A substantial portion of the proceeds were invested in BVA, resulting in BVA having capital ratios as of June 30, 2014 that are materially higher than the capital ratios as of December 31, 2013.

	Minimum Requirements
(dollars in thousands)	Well Capitalized	Adequately Capitalized	June 30, 2014	December 31, 2013
Tier 1 capital			$25,457	$14,127
Tier 2 capital			1,407	1,489
Total qualifying capital			$26,864	$15,616
Total risk-adjusted assets			$163,692	$138,869

Tier 1 leverage ratio	5%	4%	8.90%	6.09%
Tier 1 risked-based capital ratio	6%	4%	15.55%	10.17%
Total risk-based capital ratio	10%	8%	16.41%	11.25%

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

Application of a 200 basis point rate increase would result in an 11.5% increase in net interest income at June 30, 2014, as compared to an 11.6% increase at December 31, 2013. A 200 basis point rate increase would result in the depreciation of the Bank’s equity value by 16.8% at June 30, 2014, compared to 15.1% depreciation at December 31, 2013.

Off-Balance Sheet Risk/Commitments and Contingencies

Through our operations, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2014, we had issued commitments to extend credit of $19.0 million through various types of commercial lending arrangements. The majority of these commitments to extend credit had variable rates.

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

Management is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15 (f) under the Exchange Act). There have been no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Periodically, there have been various claims and lawsuits against us incident to our business. We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors

For information regarding the Company’s risk factors, se Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, file with the Securities and Exchange Commission on March 26, 2014. As of June 30, 2014, the risk factors of the Company have not materially changed from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	Cordia did not repurchase any of its stock during the quarter ended June 30, 2014 and did not have any outstanding repurchase authorizations during that period.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit
3	Second Amended and Restated Articles of Incorporation of Cordia Bancorp Inc.

10.1	Securities Purchase Agreement, dated as of April 10, 2014, by and between Cordia Bancorp Inc. and the Investors identified therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 11, 2014)

10.2	Registration Rights Agreement, dated as of April 10, 2014, by and between Cordia Bancorp Inc. and the Investors identified therein (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on April 11, 2014)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Acting Chief Financial Officer and Principal Financial Officer

32	Section 1350 Certification

101.1	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL(Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORDIA BANCORP INC.

August 8, 2014	/s/ Jack Zoeller
Jack Zoeller
President and Chief Executive Officer

August 8, 2014	/s/ Mark Severson
Mark Severson
Chief Financial Officer

