Form 10-Q
period 2014-09-30
Cordia Bancorp Inc
filed 2014-11-07
CIK 1466292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

As of November 5, 2014, there were 6,504,106 shares of common stock outstanding.

PART I

Item 1. Condensed Consolidated Financial Statements

Cordia Bancorp Inc.
Condensed Consolidated Balance Sheets

	(Unaudited)
(dollars in thousands, except per share data)	September 30, 2014	December 31, 2013
Assets
Cash and due from banks	$5,789	$5,290
Federal funds sold and interest-bearing deposits with banks	6,131	8,694
Total cash and cash equivalents	11,920	13,984
Securities available for sale, at fair market value	54,581	24,567
Securities held to maturity, at cost (fair value $21,383 and $14,597 at September 30, 2014 and December 31, 2013, respectively)	21,263	14,753
Restricted securities	1,525	1,074
Loans net of allowance for loan losses of $1,226 and $1,489, at September 30, 2014 and December 31, 2013, respectively	203,092	172,518
Premises and equipment, net	4,496	4,464
Accrued interest receivable	1,902	1,655
Other real estate owned, net of valuation allowance	1,543	1,545
Other assets	485	588
Total assets	$300,807	$235,148

Liabilities and stockholders' equity
Deposits
Non-interest bearing	$24,483	$22,845
Savings and interest-bearing demand	78,786	60,685
Time, $100,000 and over	100,446	76,231
Other time	49,233	51,053
Total deposits	252,948	210,814
Accrued expenses and other liabilities	877	1,047
FHLB borrowings	20,000	10,000
Total liabilities	273,825	221,861

Stockholders' equity
Preferred stock, 2,000 shares authorized, $0.01 par value, none issued and outstanding	-	-
Common stock:
Common stock - 120,000,000 shares authorized, $0.01 par value, 5,103,669 and 2,788,302 shares were outstanding as of September 30, 2014 and December 31, 2013, respectively	50	28
Nonvoting common stock, 5,000,000 shares authorized, $0.01 par value, 1,400,437 and 0 shares were outstanding as of September 30, 2014 and December 31, 2013, respectively	14	-
Undesignated — 80,000,000 authorized, none issued	-	-
Additional paid-in capital	32,896	18,648
Retained deficit	(5,477)	(5,005)
Accumulated other comprehensive loss	(501)	(384)
Total stockholders' equity	26,982	13,287
Total liabilities and stockholders' equity	$300,807	$235,148

See Notes to the Condensed Consolidated Financial Statements

Cordia Bancorp Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands, except per share data)	2014	2013	2014	2013
Interest income
Interest and fees on loans	$2,275	$2,182	$6,676	$7,277
Investment securities	346	123	864	265
Federal funds sold and deposits with banks	4	19	19	63
Total interest income	2,625	2,324	7,559	7,605
Interest expense
Interest on deposits	443	415	1,310	1,233
Interest on FHLB borrowings	57	42	154	123
Total interest expense	500	457	1,464	1,356
Net interest income	2,125	1,867	6,095	6,249
Provision for (recovery of) loan losses	(106)	(23)	123	111
Net interest income after provision for (recovery of) loan losses	2,231	1,890	5,972	6,138
Non-interest income
Service charges on deposit accounts	44	31	89	93
Net gain (loss) on sale of available for sale securities	(3)	-	61	-
Other fee income	41	51	117	122
Total non-interest income	82	82	267	215
Non-interest expense
Salaries and employee benefits	1,266	991	3,822	3,150
Professional services	92	67	323	340
Occupancy	139	137	426	427
Data processing and communications	206	140	514	409
FDIC assessment and bank fees	99	102	289	336
Bank franchise taxes	23	14	79	60
Student loan servicing fees and other loan expenses	144	81	480	198
Other real estate expenses	6	5	28	33
Gain on sale of other real estate owned	-	(36)	-	(36)
Supplies and equipment	82	66	240	199
Insurance	40	42	125	126
Directors fees	24	34	67	106
Marketing and business development	15	19	30	56
Other operating expenses	95	102	288	259
Total non-interest expense	2,231	1,764	6,711	5,663
Net income (loss)	$82	$208	$(472)	$690

Basic income (loss) per share	$0.01	$0.07	$(0.12)	$0.27
Diluted income (loss) per share	$0.01	$0.07	$(0.12)	$0.27
Weighted average shares outstanding, basic	6,420,107	2,768,484	4,084,960	2,544,744
Weighted average shares outstanding, diluted	6,504,106	2,777,840	4,122,217	2,557,115

See Notes to the Condensed Consolidated Financial Statements

Cordia Bancorp Inc.

Condensed Consolidated Statement of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2014	2013	2014	2013
Net income (loss)	$82	$208	$(472)	$690

Unrealized losses on available for sale securities	(72)	(232)	(153)	(512)
Amortization of AFS to HTM reclassification adjustment	11	-	36	-
Other comprehensive loss	(61)	(232)	(117)	(512)

Comprehensive income (loss)	$21	$(24)	$(589)	$178

See Notes to the Condensed Consolidated Financial Statements

Cordia Bancorp Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2014	2013
Cash flows from operating activities:
Net income (loss)	$(472)	$690
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net amortization of premium on investment securities	249	109
Net amortization of acquisition accounting adjustments	(253)	(779)
Depreciation	215	215
Provision for loan losses	123	111
Gain on available for securities	(61)	-
Gain on sale of OREO	-	(36)
OREO impairment	2	-
Stock compensation	32	57
Net change in loans held for sale	-	28,949
Changes in assets and liabilities:
Increase in accrued interest receivable	(247)	(916)
Increase (decrease) in other assets	103	(18)
Decrease (increase) in accrued expenses and other liabilities	(99)	(232)
Net cash provided by (used in) operating activities	(408)	28,150
Cash flows from investing activities:
Purchase of securities available for sale	(42,039)	(18,458)
Purchase of securities held to maturity	(7,686)	-
(Issuance) redemptions of restricted securities, net	(451)	85
Proceeds from sales, maturities, and paydowns of securities available for sale	11,733	3,618
Proceeds from payments/maturities of securities held to maturity	1,163	2,923
Proceeds from sale of OREO	-	259
Net increase in loans	(30,494)	(59,838)
Purchase of premises and equipment	(241)	(329)
Net cash used in investing activities	(68,015)	(71,740)
Cash flows from financing activities:
Proceeds from sale of stock, net	14,252	(207)
Net increase in demand savings, interest-bearing checking and money market deposits	19,712	22,374
Net increase in time deposits	22,395	32,224
Proceeds from FHLB advances	10,000	-
Net cash provided by investing activities	66,359	54,391
Net increase (decrease) in cash and cash equivalents	(2,064)	10,801
Cash and cash equivalents, beginning of period	13,984	11,981
Cash and cash equivalents, end of period	$11,920	$22,782
Supplemental disclosure of cash flow information
Cash payments for interest	$1,453	$1,380
Supplemental disclosure of noncash activities
Fair value adjustments for securities	$(153)	$(512)

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

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and prevailing practices within the financial services industry for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements and prevailing practices within the banking industry. Operating results for the three months and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2014. In the opinion of management, all adjustments (comprising only normal, recurring accruals) necessary for a fair presentation of the results of the interim periods have been included. Certain reclassifications have been made to prior period amounts, as necessary, to conform to the current period presentation. The Company has evaluated subsequent events through the date of the issuance of its financial statements.

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

In August 2014, the FASB issued ASU No. 2014-14, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure”. The amendments in this ASU apply to creditors that hold government-guaranteed mortgage loans and is intended to eliminate the diversity in practice related to the classification of these guaranteed loans upon foreclosure. The new guidance stipulates that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if (1) the loan has a government guarantee that is not separable from the loan prior to foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the other receivable should be measured on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. Entities may adopt the amendments on a prospective basis or modified retrospective basis as of the beginning of the annual period of adoption; however, the entity must apply the same method of transition as elected under ASU 2014-04. Early adoption is permitted provided the entity has already adopted ASU 2014-04. The Company does not expect the adoption of ASU 2014-14 to have a material impact on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. This update is intended to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management is required under the new guidance to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued when preparing financial statements for each interim and annual reporting period. If conditions or events are identified, the ASU specifies the process that must be followed by management and also clarifies the timing and content of going concern footnote disclosures in order to reduce diversity in practice. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-15 to have a material impact on its consolidated financial statements.

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

The amortization of the acquisition accounting adjustments had the following impact on the financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2014	2013	2014	2013
Loans	$44	$103	$203	$1,162
Allowance for loan losses	-	-	-	(577)
Premises and equipment	2	2	6	6
Core deposit intangible	(9)	(9)	(27)	(27)
Time deposits	-	41	-	145
Building lease obligations	24	24	71	70
Net impact to net income	$61	$161	$253	$779

Note 3. Earnings (Loss) Per Share

Basic earnings (loss) per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

Options to purchase 143 thousand shares of the Company’s common stock were not included in the computation of earnings per share for the three and nine months ended September 30, 2014 because the share awards exercise prices exceeded the average market price of the Company’s common stock and the effect would be anti-dilutive. The nine month loss for 2014 also creates an anti-dilutive effect for that period. Options to purchase 122 thousand shares of the Company’s common stock were not included in the computation of earnings per share for the three and nine months ended September 30, 2013 because the share awards exercise prices exceeded the average market price of the Company’s common stock and the effect would be anti-dilutive.

The calculation for basic and diluted earnings per common share for the three months and nine months ended September 30, 2014 and 2013 are as follows:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2014	2013	2014	2013

Net income (loss) attributable to Company	$82	$208	$(472)	$690

Weighted average basic shares outstanding	6,420,107	2,768,484	4,084,960	2,544,744

Basic income (loss) per common share	$0.01	$0.07	$(0.12)	$0.27

Weighted average dilutive shares outstanding	6,504,106	2,777,840	4,122,217	2,557,115

Diluted income (loss) per common share	$0.01	$0.07	$(0.12)	$0.27

For the periods ended September 30, 2014 and 2013, a total of 578,125 shares of unvested Common Stock were excluded from the computation of basic and diluted earnings per common share as these are performance based, nonvoting shares deemed more unlikely, than likely, to vest. All other vested and non-vested restricted common shares, which carry all rights and privilege of a stockholder with respect to the stock, including the right to vote, were included in the per common share calculation.

Note 4. Securities

Our investment portfolio consists of U.S. agency debt and agency guaranteed mortgage-backed securities. Our investment security portfolio includes securities classified as available for sale as well as securities classified as held to maturity. We classify securities as available for sale or held to maturity based on our investment strategy and management’s assessment of our intent and ability to hold the securities until maturity. The total securities portfolio (excluding restricted securities) was $75.8 million at September 30, 2014 as compared to $39.3 million at December 31, 2013. At September 30, 2014, the securities portfolio consisted of $54.6 million of securities available for sale, at fair value and $21.2 million of securities held to maturity, at amortized cost.

The table below presents the amortized cost, gross unrealized gains and losses, and fair value of securities available for sale at September 30, 2014 and December 31, 2013.

	September 30, 2014

	Amortized	Gross Unrealized		Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government agencies	$2,982	$-	$(25)	$2,957
Agency guaranteed mortgage-backed securities	51,802	44	(222)	51,624
Total	$54,784	$44	$(247)	$54,581

	December 31, 2013

	Amortized	Gross Unrealized		Estimated Fair Value
(dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government agencies	$7,038	$56	$(53)	$7,041
Agency guaranteed mortgage-backed securities	17,578	10	(62)	17,526
Total	$24,616	$66	$(115)	$24,567

The table below presents the carry value, gross unrealized gains and losses, and fair value of securities held to maturity at September 30, 2014 and December 31, 2013.

	September 30, 2014

	Carry	Gross Unrealized		Estimated
(dollars in thousands)	Value	Gains	Losses	Fair Value
Agency guaranteed mortgage-backed securities	$21,263	$145	$(25)	$21,383

	December 31, 2013

	Carry	Gross Unrealized		Estimated
(dollars in thousands)	Value	Gains	Losses	Fair Value
Agency guaranteed mortgage-backed securities	$14,753	$-	$(156)	$14,597

The amortized cost and fair value of securities available for sale as of September 30, 2014, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties. They are as follows:

(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Over one year within five years	$3,040	$3,036
Over five years within ten years	420	422
Over ten years	51,324	51,123
Total	$54,784	$54,581

The carrying value and fair value of securities held to maturity as of September 30, 2014, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties. They are as follows:

(Dollars in thousands)	Carry Value	Estimated Fair Value
Over five years within ten years	$3,711	$3,775
Over ten years	17,552	17,608
Total	$21,263	$21,383

As of September 30, 2014, the portfolio is concentrated in average maturities of over ten years, although a substantial majority of recently purchased securities have effective durations much shorter than ten years. The portfolio is available to support liquidity needs of the Company. The Company sold $641 thousand of available for sale securities during the three months ended September 30, 2014 and recognized a loss of $3 thousand in noninterest income. During the nine months ended September 30, 2014, the Company sold $7.7 million of available for sale securities and recognized a gain of $61 thousand in noninterest income. There were no sales of securities available for sale during the three and nine months ended September 30, 2013.

Unrealized losses on investments at September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014
	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Government agencies	$2,574	$(3)	$-	$(22)	$2,574	$(25)
Agency guaranteed mortgage-backed securities	44,351	(247)	3,733	-	48,084	(247)
Total	$46,925	$(250)	$3,733	$(22)	$50,658	$(272)

	December 31, 2013
(dollars in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Government agencies	$3,697	$(53)	$-	$-	$3,697	$(53)
Agency guaranteed mortgage-backed securities	17,336	(178)	2,914	(40)	20,250	(218)
Total	$21,033	$(231)	$2,914	$(40)	$23,947	$(271)

All of the unrealized losses are attributable to increases in interest rates and not to credit deterioration. Currently, the Company believes that it is probable that it will be able to collect all amounts due according to the contractual terms of the investments. Because the decline in market value is attributable to changes in interest rates and not to credit quality and because it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2014.

Investment securities with a combined market value of $5.5 million and $2.1 million were pledged to secure public funds with the State of Virginia at September 30, 2014 and December 31, 2013, respectively. At December 31, 2013, the bank had $2.9 million in investment securities pledged to cover a relationship with our main correspondent bank. As of September 30, 2014, this correspondent bank relationship had been changed to an unsecured facility. We had $6.2 million of securities pledged to secure FHLB advances at September 30, 2014. There were no securities pledged to the FHLB at December 31, 2013.

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

The table below presents loans by sub-segment at September 30, 2014 and December 31, 2013.

(dollars in thousands)	September 30, 2014	December 31, 2013

Commercial Real Estate:
Acquisition, development and construction	$2,247	$3,475
Non-owner occupied	39,805	28,606
Owner occupied	50,248	50,500
Commercial and industrial	25,376	21,085
Guaranteed student loans	67,421	55,427
Consumer:
Residential mortgage	8,387	7,156
HELOC	10,297	7,250
Other	537	508
Total loans	204,318	174,007
Allowance for loan losses	(1,226)	(1,489)
Total loans, net of allowance for loan losses	$203,092	$172,518

Loans Acquired with Evidence of Deterioration in Credit Quality

Acquired in the acquisition of Bank of Virginia in 2010, and included in the table above, are loans acquired with evidence of deterioration in credit quality. These loans are accounted for under the guidance ASC 310-30. Information related to these loans is as follows:

(dollars in thousands)	September 30, 2014	December 31, 2013

Contract principal balance	$7,516	$8,689
Accretable discount	(47)	(62)
Nonaccretable discount	(5)	(61)
Book value of loans	$7,464	$8,566

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

A summary of changes to the accretable and nonaccretable discounts during the nine months ended September 30, 2014 and 2013 is as follows:

	Nine months ended September 30,
	2014		2013
(dollars in thousands)	Accretable Discount	Nonaccretable Discount	Accretable Discount	Nonaccretable Discount
Beginning balance	$62	$61	$476	$165
Charge-offs related to loans covered by ASC 310-30	-	(56)	-	-
Transfer to accretable discount	-	-	104	(104)
Discount accretion	(15)		(422)
Ending balance	$47	$5	$158	$61

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

On a quarterly basis, the process of estimating the Allowance for Loan Loss begins with Management’s review of the risk rating assigned to individual credits. Through this process, loans adversely risk rated are evaluated for impairment based on ASC 310-40. The following is a summary of the risk rating definitions the Company uses to assign a risk grade to each loan within the portfolio:

Grade 1 - Highest Quality	Loans to persons and businesses with unquestionable financial strength and character that carry extremely low probabilities of default. Balance sheets and cash flow are extremely strong relative to the magnitude of debt. This rating would be analogous to the highest investment grade ratings.

Grade 2 - Above Average Quality	Loans to persons and business entities with unquestioned character that carry low probabilities of default. Borrowers have strong, stable earnings and financial condition.

Grade 3 - Satisfactory	Loans to persons and businesses with acceptable financial condition that carry average probabilities of default. Borrower’s exhibit adequate cash flow to service debt and have acceptable levels of leverage.

Grade 4 - Pass	Loans to persons and businesses with a lack of stability in the primary source of repayment or temporary weakness in their balance sheet or earnings. These loans carry above average probabilities of default. These borrowers generally have higher leverage and less liquidity than loans rated 3-Satisfactory.

Grade 5- Special Mention	Loans to borrowers that exhibit potential credit weakness or a downward trend that warrant additional supervision. While potentially weak, the loan is currently marginally acceptable and no loss of principal or interest is envisioned.

Grade 6 – Substandard	Borrowers with one or more well defined weaknesses that jeopardize the orderly liquidation of the debt. Normal repayment from the borrower is in jeopardy, although no loss of principal is envisioned. Possibility of loss or protracted workout exists if immediate corrective action is not taken.

Grade 7 – Doubtful	Loans with all the weaknesses inherent in a Substandard classification, with the added provision that the weaknesses make collection of debt in full highly questionable and improbable, based on currently existing facts, conditions, and values. Serious problems exist to the point where a partial loss of principal is likely.

Grade 8 – Loss	Borrower is deemed incapable of repayment of the entire principal. A charge-off is required for the portion of principal management has deemed it will not be repaid.

The following is the distribution of loans by credit quality and segment as of September 30, 2014 and December 31, 2013:

	September 30, 2014
(dollars in thousands)	Commercial Real Estate					Consumer
Credit quality class	Acq-Dev Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
1 Highest quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
2 Above average quality	-	2,253	2,822	1,930	67,421	36	1,097	45	75,604
3 Satisfactory	508	20,152	27,508	13,705	-	4,076	5,877	407	72,233
4 Pass	500	15,805	16,693	7,785	-	3,968	2,286	85	47,122
5 Special mention		125	-	219	-	121	317	-	782
6 Substandard	269	-	-	573	-	-	271	-	1,113
7 Doubtful	-	-	-	-	-	-	-	-	-
	1,277	38,335	47,023	24,212	67,421	8,201	9,848	537	196,854
Loans acquired with deteriorating credit quality	970	1,470	3,225	1,164	-	186	449	-	7,464
Total loans	$2,247	$39,805	$50,248	$25,376	$67,421	$8,387	$10,297	$537	$204,318

	December 31, 2013
(dollars in thousands)	Commercial Real Estate					Consumer
Credit quality class	Acq-Dev Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
1 Highest quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
2 Above average quality	-	2,078	2,966	2,170	55,427	73	205	80	62,999
3 Satisfactory	325	10,563	25,264	8,290	-	3,965	3,541	350	52,298
4 Pass	1,500	12,990	14,606	8,128	-	2,710	2,243	78	42,255
5 Special mention	299	1,449	3,486	268	-	203	630	-	6,335
6 Substandard	267	-	336	759	-	15	177	-	1,554
7 Doubtful	-	-	-	-	-	-	-	-	-
	2,391	27,080	46,658	19,615	55,427	6,966	6,796	508	165,441
Loans acquired with deteriorating credit quality	1,084	1,526	3,842	1,470	-	190	454	-	8,566
Total loans	$3,475	$28,606	$50,500	$21,085	$55,427	$7,156	$7,250	$508	$174,007

A summary of the balances of loans outstanding by days past due, including accruing and non-accruing loans by portfolio class as of September 30, 2014 and December 31, 2013 is as follows:

	September 30, 2014
	Commercial Real Estate					Consumer
(dollars in thousands)	Acq-Dev Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
30 - 59 days	$-	$-	$-	$533	$3,601	$-	$-	$-	$4,134
60 - 89 days	-	-	-	85	2,528	-	-	-	2,613
> 90 days	548	-	311	15	12,546	44	-	-	13,464
Total past due	548	-	311	633	18,675	44	-	-	20,211
Current	1,699	39,805	49,937	24,743	48,746	8,343	10,297	537	184,107
Total loans	$2,247	$39,805	$50,248	$25,376	$67,421	$8,387	$10,297	$537	$204,318
> 90 days still accruing	$-	$-	$-	$-	$12,546	$-	$-	$-	$12,546

	December 31, 2013
	Commercial Real Estate					Consumer
(dollars in thousands)	Acq-Dev Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
30 - 59 days	$-	$-	$-	$-	$5,044	$54	$-	$-	$5,098
60 - 89 days	-	-	-	-	2,268	15	-	-	2,283
> 90 days	633	-	2,051	632	18,387	44	-	-	21,747
Total past due	633	-	2,051	632	25,699	113	-	-	29,128
Current	2,842	28,606	48,449	20,453	29,728	7,043	7,250	508	144,879
Total loans	$3,475	$28,606	$50,500	$21,085	$55,427	$7,156	$7,250	$508	$174,007
> 90 days still accruing	$-	$-	$-	$-	$18,387	$-	$-	$-	$18,387

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

A summary of non-accrual loans by portfolio class is as follows:

(dollars in thousands)	September 30, 2014	December 31, 2014
Commercial Real Estate:
Acquisition, development and construction	$548	$633
Owner occupied	311	2,051
Commercial and industrial	100	858
Consumer:
Residential mortgage	44	59
HELOC	320	333
Total non-accrual loans	$1,323	$3,934

Non-accrual troubled debt restructurings included above	$85	$119

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

Certain loans were identified and individually evaluated for impairment at September 30, 2014. A number of these impaired loans were not charged with a valuation allowance due to Management’s judgment that the cash flows from the underlying collateral or equity available from guarantors was sufficient to recover the Company’s entire investment, while one loan experienced collateral deterioration and supplemental specific reserve was added. The results of those analyses are presented in the following tables.

The following information is a summary of related impaired loans, excluding loans acquired with deteriorating credit quality, presented by portfolio class as of September 30, 2014:

(dollars in thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Recorded
With no related allowance recorded:
Commercial Real Estate:
Acquisition, development and construction	$269	$269	$-	$269	$12
Non-owner occupied	1,336	1,336	-	1,345	66
Owner occupied	-	-	-	-	-
Commercial and industrial	573	573	-	281	13
Consumer:
Residential mortgage	-	-	-	-	-
HELOC	271	271	-	273	9
Other	-	-	-		-
Total	$2,449	$2,449	$-	$2,168	$100
With an allowance recorded:
Commercial Real Estate:
Acquisition, development and construction	$-	$-	$-	$-	$-
Non-owner occupied	-	-	-	-	-
Owner occupied	-	-	-	-	-
Commercial and industrial	-	-	-	-	-
Consumer:
Residential mortgage	-	-	-	-	-
HELOC	-	-	-	-	-
Other	-	-	-	-	-
Total	$-	$-	$-	$-	$-

The following information is a summary of related impaired loans, excluding loans acquired with deteriorating credit quality, presented by portfolio class as of December 31, 2013:

(dollars in thousands)	Recorded Investment	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Recorded
With no related allowance recorded:
Commercial Real Estate:
Acquisition, development and construction	$267	$267	$-	$267	$19
Non-owner occupied	1,352	1,352	-	1,352	83
Owner occupied	259	259	-	259	-
Commercial and industrial	759	759	-	759	44
Consumer:
Residential mortgage	15	15	-	15	5
HELOC	177	177	-	177	8
Other	-	-	-	-	-
Total	$2,829	$2,829	$-	$2,829	$159
With an allowance recorded:
Commercial Real Estate:
Acquisition, development and construction	$-	$-	$-	$-	$-
Non-owner occupied	-	-	-	-	-
Owner occupied	-	-	-	-	-
Commercial and industrial	-	-	-	-	-
Consumer:
Residential mortgage	-	-	-	-	-
HELOC	-	-	-	-	-
Other	-	-	-	-	-
Total	$-	$-	$-	$-	$-

Loans with deteriorated credit quality acquired as part of the Bank of Virginia acquisition are accounted for under the requirements of ASC 310-30. These loans are not considered impaired and not included in the table above.

Activity in the allowance for loan losses for the nine months ended September 30, 2014 and 2013 is summarized below:

	Commercial Real Estate					Consumer
(dollars in thousands)	Acquisition, Development, Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
Allowance for loan losses
Beginning balance, December 31, 2013	$300	$39	$322	$377	$268	$120	$20	$43	$1,489

Charge-offs	(6)	(114)	-	(55)	(316)	-	-	-	(491)
Recoveries	3	49	-	27	-	4	2	20	105
Net (charge-offs) recoveries	(3)	(65)	-	(28)	(316)	4	2	20	(386)

Provision (recovery)	(89)	186	(151)	(38)	224	6	30	(45)	123
Ending balance,September 30, 2014	$208	$160	$171	$311	$176	$130	$52	$18	$1,226

	Commercial Real Estate					Consumer
(dollars in thousands)	Acquisition, Development, Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
Allowance for loan losses
Beginning balance, December 31, 2012	$229	$231	$350	$782	$-	$50	$457	$11	$2,110

Charge-offs	-	-	(286)	-	(66)	-	(365)	(6)	(723)
Recoveries	1	-	-	18	-	-	-	-	19
Net (charge-offs) recoveries	1	-	(286)	18	(66)	-	(365)	(6)	(704)

Provision (recovery)	(121)	10	557	(657)	314	40	(53)	21	111
Ending balance, September 30, 2013	$109	$241	$621	$143	$248	$90	$39	$26	$1,517

A summary of the allowance for loan losses by portfolio segment and impairment evaluation methodology as of September 30, 2014 and December 31, 2013 is as follows:

	Commercial Real Estate					Consumer
(dollars in thousands)	Acquisition, Development, Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
Allowance for loan losses
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	118	160	171	311	176	130	52	18	1,136
Loans acquired with deteriorated credit quality	90	-	-	-	-	-	-	-	90
Ending balance, September 30, 2014	$208	$160	$171	$311	$176	$130	$52	$18	$1,226

Gross loan balances
Individually evaluated for impairment	$269	$1,336	$-	$573	$-	$-	$271	$-	$2,449
Collectively evaluated for impairment	1,008	36,999	47,023	23,639	67,421	8,201	9,577	537	194,405
Loans acquired with deteriorated credit quality	970	1,470	3,225	1,164	-	186	449	-	7,464
Ending balance, September 30, 2014	$2,247	$39,805	$50,248	$25,376	$67,421	$8,387	$10,297	$537	$204,318

	Commercial Real Estate					Consumer
(dollars in thousands)	Acquisition, Development, Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
Allowance for loan losses for loans
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	260	39	128	377	268	120	20	43	1,255
Loans acquired with deteriorated credit quality	40	-	194	-	-	-	-	-	234
Ending balance, December 31, 2013	$300	$39	$322	$377	$268	$120	$20	$43	$1,489

Gross loan balances
Individually evaluated for impairment	$267	$1,352	$259	$759	$-	$15	$177	$-	$2,829
Collectively evaluated for impairment	2,124	25,728	46,399	18,856	55,427	6,951	6,619	508	162,612
Loans acquired with deteriorated credit quality	1,084	1,526	3,842	1,470	-	190	454	-	8,566
Ending balance, December 31, 2013	$3,475	$28,606	$50,500	$21,085	$55,427	$7,156	$7,250	$508	$174,007

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

No loans were modified in troubled debt restructurings during the three months ended September 30, 2014. During the nine months ended September 30, 2014, two loans were modified in troubled debt restructurings and one previous troubled debt restructured loan was paid off. During the three and nine months ended September 30, 2013, one loan was modified in a troubled debt restructuring. At September 30, 2014 and December 31, 2013, six and five loans were classified as trouble debt restructurings, respectively. The principal balance outstanding relating to these was $2.8 million and $2.0 million at September 30, 2014 and December 31, 2013, respectively. Of these amounts, $2.7 million and $1.9 million were accruing, respectively. During the three and nine months ended September 30, 2014 and 2013, no defaults occurred on loans modified as TDR’s in the preceding twelve months.

The number and outstanding recorded investment of loans entered into under the terms of a TDR, including modifications of acquired impaired loans, by type of concession granted, are set forth in the following tables:

	Nine Months Ended September 30, 2014
2014 (dollars in thousands)	Number of loans	Rate modification	Term extension	Pre-modification recorded investment	Post-modification recorded investment
Commercial and industrial	1	-	$512	$512	$474
Commercial real estate	1	-	$595	595	421
Total	2	-	$1,107	$1,107	$895

	Nine Months Ended September 30, 2013
2013 (dollars in thousands)	Number of loans	Rate modification	Term extension	Pre-modification recorded investment	Post-modification recorded investment
Consumer - Residential mortgage	1	-	$126	$126	$153
Total	1	-	$126	$126	$153

Note 6. Intangible Assets

In 2010, the Company acquired a majority interest in the Bank of Virginia. The Company recorded a core deposit intangible related to this acquisition of $249 thousand. This asset represents the estimated fair value of the core deposits and was determined based on the present value of future cash flows related to those deposits considering the industry standard “financial instrument” type present value methodology. The core deposit intangible is amortized over the estimated life of the deposits using the straight-line method. A summary of the three and nine months ending September 30, 2014 activity in this account is as follows:

(dollars in thousands)
Balance at June 30, 2014	$121
Amortization	(9)
Balance at September 30, 2014	$112

(dollars in thousands)
Balance at December 31, 2013	$139
Amortization	(27)
Balance at September 30, 2014	$112

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

Commitments to Extend Credit, Standby Letters of Credit, and Financial Guarantees

Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. At September 30, 2014, the fair value of loan commitments and standby letters of credit was deemed to be immaterial and therefore is not included.

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

Level 1	Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2	Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3	Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

The carrying value and fair values of financial assets and liabilities are as follows:

		Fair Value Measurements at September 30, 2014
(dollars in thousands)	Carrying amount	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash and cash equivalents	$11,920	$11,920	$-	$-	$11,920
Securities available for sale	54,581	-	54,581	-	54,581
Securities held to maturity	21,263	-	21,383	-	21,383
Restricted securities	1,525	-	1,525	-	1,525
Net Loans held for investment	203,092	-	-	205,727	205,727
Interest receivable	1,902	-	1,902	-	1,902
Liabilities:
Demand deposits	24,483	-	24,483	-	24,483
Savings and interest-bearing demand deposits	78,786	-	78,786	-	78,786
Time deposits	149,579	-	149,941	-	149,941
FHLB Borrowings	20,000	-	19,658	-	19,658
Interest payable	154	-	154	-	154

		Fair Value Measurements at December 31, 2013
(dollars in thousands)	Carrying amount	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash and cash equivalents	$13,984	$13,984	$-	$-	$13,984
Securities available for sale	24,567	-	24,567	-	24,567
Securities held to maturity	14,753	-	14,597	-	14,597
Restricted securities	1,074	-	1,074	-	1,074
Loans held for investment	172,518	-	-	173,444	173,444
Interest receivable	1,655	-	1,655	-	1,655
Liabilities:
Demand deposits	22,845	-	22,845	-	22,845
Savings and interest-bearing demand deposits	60,685	-	60,685	-	60,685
Time deposits	127,284	-	127,966	-	127,966
FHLB Borrowings	10,000	-	9,656	-	9,656
Interest payable	143	-	143	-	143

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

The following table presents the balances of financial assets measured at fair value on a recurring basis:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Balance	(Level 1)	(Level 2)	(Level 3)
September 30, 2014

U. S. Government Agencies	$2,957	$-	$2,957	$-
Agency Guaranteed Mortgage-backed securities	51,624	-	$51,624	-

December 31, 2013

U. S. Government Agencies	$7,041	$-	$7,041	$-
Agency Guaranteed Mortgage-backed securities	17,526	$-	17,526	$-

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Operations. There were no impaired loans fair valued on a nonrecurring basis at September 30, 2014 and December 31, 2013.

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
September 30, 2014
OREO	$1,543	$-	$-	$1,543

December 31, 2013
OREO	$1,545	$-	$-	$1,545

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2014 and December 31, 2013:

	September 30, 2014
(dollars in thousands)	Quantitative Information About Level 3 Fair Value Measurements
Description	Fair Value	Valuation Technique	Unobservable input	Range (Weighted Average)
Other real estate owned	$1,543	Discounted appraised value	Discount for lack of marketability	6-29% (14%)

	December 31, 2013
(dollars in thousands)	Quantitative Information About Level 3 Fair Value Measurements
Description	Fair Value	Valuation Technique	Unobservable input	Range (Weighted Average)
Other real estate owned	$1,545	Discounted appraised value	Discount for lack of marketability	6-29% (14%)

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

At the 2011 Annual Meeting, the Bank’s shareholders approved a new share-based compensation plan (Bank of Virginia 2011 Stock Incentive Plan or the “2011 Plan”). Under this plan, employees, officers and directors of the Bank or its affiliates are eligible to participate. The plan’s intent was to reward employees, officers and directors of the Bank or its affiliates for their efforts, to assist in the long-term retention of service for those who were awarded, as well as further align their interests with the Bank’s shareholders. At the 2014 Annual Meeting, Cordia shareholders approved an amendment to the 2011 Plan to increase the number of shares authorized for issuance by an additional 800,000 shares. As of September 30, 2014, there were 712,854 shares reserved under the 2011 Plan.

There were 20,000 Cordia stock options granted outside the plan prior to the share exchange in March 2013. In addition, there were 10,000 stock options and 12,500 restricted stock shares issued in September 2013 outside the plan as an inducement grant to a newly hired officer.

A summary of the Company’s option activity as of September 30, 2014 and changes during the period then ended are presented in the following table:

			Wgt. Avg.
		Wgt. Avg.	Remaining	Wgt. Avg.	Aggregate
		Exercise	Contractual	Grant Date	Intrinsic
As of 1/1/2014	Stock Options	Price	Life	Fair Value	Value
Outstanding	115,656	$7.68	8.44	$2.54	$88
Vested	28,438	$12.80	7.36	$4.31	-
Nonvested	87,218	$6.01	8.80	$1.96	$88

Period Activity
Issued	29,150	$4.20	-	$1.52	-
Forfeited	1,328	$6.40	-	$5.59	-

As of 9/30/2014
Outstanding	143,478	$6.98	8.11	$2.30	-
Vested	52,294	$9.84	7.29	$3.21	-
Nonvested	91,184	$5.34	8.58	$1.78	-

The stock price as of September 30, 2014 was less than the exercise price for all of the stock options, thus the aggregate intrinsic value is zero.

Outstanding as of September 30, 2014			Wgt. Avg.	Wgt. Avg. Remaining
		Stock Options	Exercise	Contractual
Range of Exercise Prices		Outstanding	Price	Life
$3.83	$7.00	116,654	$5.09	8.51
$7.01	$12.00	24,168	$10.26	6.99
$60.24	$60.24	2,656	$60.24	0.87
		143,478	$6.98	8.11

Exercisable:			Wgt. Avg.
		Stock Options	Exercise
Range of Exercise Prices		Exercisable	Price
$3.83	$7.00	33,040	$5.43
$7.01	$12.00	16,598	$10.55
$60.24	$60.24	2,656	$60.24
		52,294	$9.84

Assumptions:
	Nine Months Ended September 30, 2014	Year Ended December 31, 2013
Expected Volatility	30.00%	30.00%
Weighted-Average Volatility	30.00%	30.00%
Expected Dividends	-	-
Expected Term (In years)	7.00	7.00
Risk-Free Rate	2.15%	1.42%

Total intrinsic value of options exercised:	$-
Total fair value of shares vested:	49,026
Weighted-average period over which nonvested awards are expected to be recognized:	1.36 years

A summary of the Company’s restricted stock activity as of September 30, 2014 and changes during the period then ended are presented in the following table:

		Grant Date
As of 1/1/2014	Restricted Stock	Fair Value
Nonvested	11,700	$4.41

Period Activity
Issued	85,933	$4.20
Vested	17,098	$4.23
Forfeited	-	-

As of 9/30/2014
Nonvested	80,535	$4.22

Total fair value of shares vested:		72,304
Weighted-average period over which nonvested awards are expected to be recognized:		1.21	year(s)
Unamortized compensation expense		$268,849

A total of 578,125 of restricted shares of common stock were sold to founding investors of Cordia predominantly during 2009 and 2010 and are considered at September 30, 2014 more-likely-than-not to not vest due to significant performance based thresholds, for which the vesting time period expires in October 2016.

Cordia does not have any benefit plans or incentive compensation plans beyond those maintained by the Bank. Cordia does provide a life insurance benefit to the President and Chief Executive Officer under the terms of his employment agreement.

Note 9. Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) for the nine months ended September30, 2014 and 2013 are summarized as follows:

	Accumulated Other Comprehensive Income (loss)
(dollars in thousands)	Nine Months Ended September 30,
	2014	2013

Beginning balance	$(384)	$56

Unrealized holding losses on available for sale securities	(153)	(512)
Amortization of AFS to HTM reclassification adjustment	36	-
Net current period other comprehensive loss	(117)	(512)
Ending balance	$(501)	$(456)

The following table presents information on amounts reclassified out of accumulated other comprehensive income (loss), by category, during the periods indicated:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item on Condensed Consolidated
	2014	2013	2014	2013	Statement of Operations
Available-for-sale securities
Realized gains on sales of securities	$(3)	$-	$61	$-	Net gain on sale of available-for-sale securities

Note 10. Preferred Stock Issuance and Conversion

On April 10, 2014, Cordia completed the sale of approximately 363 shares of Mandatorily Convertible, Noncumulative, Nonvoting, Perpetual Preferred Stock, Series A, $0.01 par value per share, to accredited investors at a purchase price of $42,500 per share for total gross proceeds of $15.4 million. The capital raise included investments by 100% of Cordia directors. The net proceeds of the offering are being used primarily to support organic growth in BVA.

On June 25, 2014, upon stockholder approval, each share of Series A Preferred Stock mandatorily converted into 10,000 shares of Cordia’s common stock at an initial conversion price of $4.25 per share, for a total issuance of approximately 3,629,871 new shares of common stock, of which 2,229,434 are voting and 1,400,437 are nonvoting. The holders of the Series A Preferred Stock did not receive any dividends under the provisions of the stock purchase agreements.

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

General

Cordia was incorporated in 2009. Its founders were former bank CEOs, directors and advisors seeking to invest in undervalued or troubled community banks in the Mid-Atlantic. In March 2013, Cordia completed a share exchange with BVA shareholders resulting in BVA becoming a wholly-owned subsidiary of Cordia. Aside from the shares of BVA common stock, Cordia’s other assets totaled $1.8 million at September 30, 2014, consisting primarily of $1.8 million of cash and $22 thousand of prepaid expenses.

BVA is a state chartered bank headquartered in Midlothian, Virginia with total assets of approximately $301 million at September 30, 2014. BVA provides retail banking services to individuals and commercial customers through banking locations in Chesterfield County, Virginia and one in Henrico County, Virginia.

Executive Overview

Since the beginning of 2013, the Company has substantially increased its lending and funding activities. During this period, the Bank purchased $88.0 million of rehabilitated student loans that are 98% guaranteed by the U.S. Government and serviced by Xerox Education Services.

The Bank also significantly expanded its deposit base, primarily involving institutional certificate of deposit accounts and retail transaction accounts, while substantially reducing its cost of funds.

In March 2013, the Company completed its Plan of Share Exchange with Bank of Virginia, effectively combining the two stockholder bases. In August 2013, BVA’s Written Agreement was lifted by its banking regulators.

In the 2nd quarter of 2014, after restructuring its balance sheet, substantially completing the workout of its legacy asset quality issues, recruiting highly qualified new management, and revising the culture underlying its lending and deposit activities, the Company completed an offering of $15.4 million in equity capital and launched the second phase of its organic growth strategy.

In the 3rd quarter of 2014, BVA hired four new officers whose primary responsibilities will be to increase asset originations – including a senior vice president of residential mortgage lending, two first vice presidents of commercial lending, and a vice president of student lending.

Capital Raise

On April 10, 2014, Cordia completed the sale of approximately 363 shares of Mandatorily Convertible, Noncumulative, Nonvoting, Perpetual Preferred Stock, Series A, $0.01 par value per share, to accredited investors at a purchase price of $42,500 per share for total gross proceeds of $15.4 million. The capital raise included investments by 100% of Cordia’s directors. The net proceeds of the offering are being used primarily to support organic growth in BVA.

On June 25, 2014, upon stockholder approval, each share of Series A Preferred Stock mandatorily converted into 10,000 shares of Cordia’s common stock at an initial conversion price of $4.25 per share, for a total issuance of approximately 3,629,871 new shares of common stock, of which 2,229,434 are voting and 1,400,437 are nonvoting. The holders of the Series A Preferred Stock did not receive any dividends under the provisions of the stock purchase agreements.

Results of Operations – Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Net Income (Loss)

Consolidated net income was $82 thousand for the three months ended September 30, 2014 (the “2014 quarter”) compared to consolidated net income of $208 thousand for the three months ended September 30, 2013 (the “2013 quarter”).

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

Net interest income before the provision for (recovery of) loan losses increased 13.8% or $258 thousand from $1.9 million for the 2013 quarter to $2.1 million for the 2014 quarter. Net interest margin was 3.01% for the third quarter of 2014 compared to 3.26% for the third quarter of 2013.

Interest income increased $301 thousand to $2.6 million for the 2014 quarter. Included in the 2014 quarter was $44 thousand of purchase accounting loan accretion income compared to $103 thousand for the 2013 quarter. Excluding that component, interest income was $2.6 million for the 2014 quarter and $2.2 million the 2013 quarter.

Interest expense for the 2014 quarter was $500 thousand, compared to $457 thousand for the 2013 quarter. This increase of $43 thousand was due primarily to an increase in time deposits offset by a ten basis point reduction in the average cost of interest bearing liabilities.

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

	For the three months ended September 30,
(dollars in thousands)	2014			2013
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Earning Assets:
Loans held for investment (1)	$201,953	$2,275	4.47%	$170,969	$2,182	5.06%
Securities available for sale	70,848	346	1.94%	27,509	123	1.77%
Federal Funds and deposits with Banks	7,075	4	0.22%	28,632	19	0.26%
Total earning assets	279,876	2,625	3.72%	227,110	2,324	4.06%
Allowance for loan losses	(1,392)			(1,554)
Other assets	17,350			9,511
Total	$295,834			$235,067
Interest-bearing liabilities:
Demand deposits	$13,538	$11	0.32%	$13,821	$11	0.32%
Savings deposits	64,443	42	0.26%	44,673	50	0.44%
Time deposits	145,946	390	1.06%	130,032	354	1.08%
FHLB borrowings	20,000	57	1.13%	10,000	42	1.67%
Total interest-bearing liabilities	243,927	500	0.81%	198,526	457	0.91%
Demand deposits	24,160			21,869
Other liabilities	829			1,645
Stockholders' equity	26,918			13,027
Total	$295,834			$235,067

Net interest income		$2,125			$1,867
Net interest rate spread (2)			2.91%			3.15%
Net interest margin (3)			3.01%			3.26%

(1)	Non-accrual loans are included in average balances outstanding, with no related interest income during non-accrual period.
(2)	Represents the difference between the yield on earnings assets and cost of funds.
(3)	Represents net interest income divided by average interest-earning assets.

Provision for Loan Losses

A $106 thousand recovery of the provision for loan losses was recorded for the 2014 quarter compared to a $23 thousand recovery for the 2013 quarter. Due to low charge-offs in recent quarters, the historical loss ratio declined by 25 bps between June 30, 2014 and September 30, 2014, lowering the historical reserve need. This reduction was partially offset by increases in specific reserves, qualitative factors and a provision for the guaranteed student loan portfolio.

Non-interest Income

Noninterest income was $82 thousand for both the 2014 and 2013 quarters.

The following table sets forth the principal components of non-interest income for the quarters ended September 30, 2014 and 2013:

For the three months ended September 30, (dollars in thousands)	2014	2013
Service charges on deposit accounts	$44	$31
Net loss on sale of "AFS" securities	(3)	-
Other fee income, net	41	51
Total non-interest income	$82	$82

Non-interest Expense

Noninterest expense increased $467 thousand, or 26.5%, from $1.8 million for the 2013 quarter to $2.2 million for the 2014 quarter. The increase was due primarily to increases of $275 thousand in salaries and benefits, $63 thousand in student loan servicing expenses and $66 thousand in data processing and communications. The increase in salaries and benefits was primarily due to the cost of staff additions and stock based compensation.

The following table sets forth the primary components of non-interest expense for the quarters ended September 30, 2014 and 2013:

For the three months ended September 30, (dollars in thousands)	2014	2013
Salaries and employee benefits	$1,266	$991
Professional services	92	67
Occupancy	139	137
Data processing and communications	206	140
FDIC assessment and bank fees	99	102
Bank franchise taxes	23	14
Student loan servicing fees and other loan expenses	144	81
Other real estate expenses	6	5
Gain on sale of other real estate owned	-	(36)
Supplies and equipment	82	66
Insurance	40	42
Director's fees	24	34
Marketing and business development	15	19
Other operating expenses	95	102
Total non-interest expense	$2,231	$1,764

Income Tax Expense

Under the provisions of the Internal Revenue Code, the Company has approximately $18.5 million of net operating loss carryforwards (net of Section 382 limitation), which will expire if unused beginning in 2024. As of September 30, 2014, deferred tax assets of $6.2 million have been fully reserved with a valuation allowance. It is estimated that $6.2 million of the valuation allowance is available to be reversed if it is more-likely-than-not that sufficient taxable income will be generated in the future. Of the net operating losses that occurred prior to the change in control of BVA in December 2010, the amount of the loss carryforward available to offset taxable income is limited to approximately $254,000 per year for twenty years.

Results of Operations – Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Net Income (Loss)

Consolidated net loss was $472 thousand for the nine months ended September 30, 2014 (the “2014 period”) compared to consolidated net income of $690 thousand for the nine months ended September 30, 2013 (the “2013 period”).

Net Interest Income

Net interest income before the provision for loan losses decreased 2.5% or $154 thousand from $6.2 million for the 2013 period to $6.1 million for the 2014 period. Net interest margin for the 2014 period was 3.13% compared to 3.67% for the 2013 period.

Interest income of $7.6 million for the 2014 period decreased $46 thousand from the 2013 period. Included in the 2014 period was $203 thousand of purchase accounting loan accretion income compared to $1.2 million for the 2013 period. Excluding that component, interest income increased to $7.4 million for the 2014 period from $6.4 million for the 2013 period.

Interest expense for the 2014 period was $1.5 million compared to $1.4 million for the 2013 period. This increase of $108 thousand was due primarily to an increase of $15.5 million in the average balance of time deposits offset by a five basis point reduction in the average cost of interest bearing liabilities. The Bank continues to make a concerted effort to allow higher-priced time deposits to roll off as they mature and promote transaction, money market deposit accounts and savings accounts.

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

	For the nine months ended September 30,
(dollars in thousands)	2014			2013
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Earning Assets:
Loans held for investment (1)	$194,990	$6,676	4.58%	$169,616	$7,277	5.74%
Securities available for sale	55,280	864	2.09%	20,813	265	1.70%
Federal Funds and deposits with Banks	10,272	19	0.25%	37,384	63	0.23%
Total earning assets	260,542	7,559	3.88%	227,813	7,605	4.46%
Allowance for loan losses	(1,406)			(1,814)
Other assets	15,735			9,133
Total	$274,871			$235,132
Interest-bearing liabilities:
Demand deposits	$13,056	$32	0.33%	$14,183	$45	0.42%
Savings deposits	58,530	128	0.29%	50,876	149	0.39%
Time deposits	139,766	1,150	1.10%	124,254	1,039	1.12%
FHLB borrowings	16,740	154	1.23%	10,000	123	1.64%
Total interest-bearing liabilities	228,092	1,464	0.86%	199,313	1,356	0.91%
Demand deposits	22,841			20,190
Other liabilities	1,896			510
Stockholders' equity	22,042			15,119
Total	$274,871			$235,132

Net interest income		$6,095			$6,249
Net interest rate spread (2)			3.02%			3.55%
Net interest margin (3)			3.13%			3.67%

(1)	Non-accrual loans are included in average balances outstanding, with no related interest income during non-accrual period.
(2)	Represents the difference between the yield on earnings assets and cost of funds.
(3)	Represents net interest income divided by average interest-earning assets.

Provision for Loan Losses

A $123 thousand provision for loan losses for the 2014 period was recorded compared to $111 thousand for the 2013 quarter. The increase is due to increased loan volume.

Non-interest Income

Noninterest income for the 2014 period was $267 thousand, compared to $215 thousand for the 2013 period. The increase was primarily the result of a net gain on the sale of available for sale securities.

The following table sets forth the principal components of non-interest income for the periods ended September 30, 2014 and 2013:

For the nine months ended September 30, (dollars in thousands)	2014	2013
Service charges on deposit accounts	$89	$93
Net gain on sale of "AFS" securities	61	-
Other fee income, net	117	122
Total non-interest income	$267	$215

Non-interest Expense

Noninterest expense increased $1.0 million, or 18.5%, from $5.7 million for the 2013 quarter to $6.7 million for the 2014 quarter. The increase was due primarily to increases of $672 thousand in salaries and benefits and $282 thousand in student loan servicing expenses. The increase in salaries and benefits was primarily due to increased incentive compensation, stock based compensation and staff additions associated with the Company’s growth strategy.

The following table sets forth the primary components of non-interest expense for the periods ended September 30, 2014 and 2013:

For the nine months ended September 30, (dollars in thousands)	2014	2013
Salaries and employee benefits	$3,822	$3,150
Professional services	323	340
Occupancy	426	427
Data processing and communications	514	409
FDIC assessment and bank fees	289	336
Bank franchise taxes	79	60
Student loan servicing fees and other loan expenses	480	198
Other real estate expenses	28	33
Gain on sale of other real estate owned	-	(36)
Supplies and equipment	240	199
Insurance	125	126
Director's fees	67	106
Marketing and business development	30	56
Other operating expenses	288	259
Total non-interest expense	$6,711	$5,663

Financial Condition

Loans

Loans represent the largest category of earning assets and typically provide higher yields than the other types of earning assets. Loans carry inherent credit and liquidity risks associated with the creditworthiness of our borrowers and general economic conditions. At September 30, 2014, total loans held for investment (net of reserves) were $203.1 million versus $172.5 million at December 31, 2013.

The following table sets forth the composition of the loan portfolio by category at the dates indicated.

	At September 30,		At December 31,
	2014		2013
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial Real Estate:
Acquisition, development and construction	$2,247	1.1%	$3,475	2.0%
Non-owner occupied	39,805	19.5%	28,606	16.4%
Owner occupied	50,248	24.6%	50,500	29.0%
Commercial and industrial	25,376	12.4%	21,085	12.1%
Guaranteed Student Loans	67,421	33.0%	55,427	31.9%
Consumer:
Residential mortgage	8,387	4.1%	7,156	4.1%
HELOC	10,297	5.0%	7,250	4.2%
Other	537	0.3%	508	0.3%
Total loans	204,318	100.0%	174,007	100.0%
Allowance for loan losses	(1,226)		(1,489)
Total loans, net of allowance for loan losses	$203,092		$172,518

The largest component of the loan portfolio is comprised of various types of commercial real estate loans. At September 30, 2014, commercial real estate loans totaled $92.3 million or 45.2% of the total portfolio. Guaranteed student loans totaled $67.4 million, commercial and industrial loans totaled $25.4 million and consumer loans, which were comprised principally of residential mortgage and home equity loans, totaled $19.2 million. Residential mortgage loans consisted of first and second mortgages on single family residential dwellings. Other consumer loans above include consumer lines of credit and installment loans.

Allowance for Loan Losses

At September 30, 2014, our allowance for loan losses was $1.2 million, or 0.60% of total loans and 92.7% of non-performing loans.  The allowance is net of $386 thousand of net charge offs taken during the nine months ended September 30, 2014 and includes a $123 thousand provision for the period. At December 31, 2013, our allowance for loan losses was $1.5 million, or .86% of total loans outstanding and 37.9% of non-performing loans.

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

The decline in the allowance for loan losses as a percentage of total loans from December 31, 2013 to September 30, 2014 is largely due to the continued improvement in the asset quality of the portfolio and the $26.5 million of guaranteed student loan portfolios that were purchased in the first nine months of 2014. The student loans are approximately 98% guaranteed by the U.S. Department of Education (full principal and accrued interest upon default). Therefore, only the unguaranteed portion of approximately $3.5 million is considered in the Company’s allowance for loan loss methodology. Removing the guaranteed portion of the student loans from the total loans would result in an allowance for loan losses of approximately 0.87% of outstanding loans. The Company also benefits from purchase accounting discounts on loans that resulted from the acquisition of the Bank in 2010. These discounts effectively provide an additional cushion against potential loan losses. Combining the loan loss allowance and purchasing accounting discounts on loans other than guaranteed student loans, the ratio is 1.00%.

Changes affecting the allowance for loan losses for the nine months ended September 30, 2014 and the year ended December 31, 2013, are summarized in the following table.

(dollars in thousands)	Nine Months Ended September 30, 2014	Year Ended December 31, 2013

Allowance for loan losses at beginning of period	$1,489	$2,110

Provision for loan losses	123	19

Charge-offs:
Commercial real estate	(120)	(289)
Commercial and industrial	(55)	-
Guaranteed Student Loans	(316)	(94)
Consumer	-	(403)
Total charge-offs	(491)	(786)

Recoveries:
Commercial real estate	52	-
Commercial and industrial	27	135
Guaranteed Student Loans	-	-
Consumer	26	11
Total recoveries	105	146
Net charge-offs	(386)	(640)
Allowance for loan losses at end of period	$1,226	$1,489

Allowance for loan losses to non-performing loans	92.67%	37.85%
Allowance for loan losses to total loans outstanding at end of period	0.60%	0.86%
Allowance for loan losses to total loans outstanding less the guaranteed portion of student loans ($63.9 million and $52.4 million as of September 30,2014 and December 31, 2013, respectively).	0.87%	1.22%
Net charge-offs to average loans during the period	0.20%	0.38%

  The increase in the allowance to non-performing loan ratio from December 31, 2013 is due to the continued reduction of non-accrual loans from $3.9 million at December 31, 2013 to $1.3 million at September 30, 2014.

Included in the above table is the activity related to the portion of the allowance for loan losses for loans acquired with deteriorated credit quality. Because of the nature and limited number of these loans, they are individually evaluated for additional impairment on a quarterly basis. Activity related only to that portion of the allowance for loan losses is as follows:

(dollars in thousands)	Nine Months Ended September 30, 2014	Year Ended December 31, 2013

Allowance for loan losses at beginning of period	$234	$537
Provision for loan losses	(7)	(14)

Charge-offs:
Commercial real estate	(120)	(289)
Commercial and industrial	(17)	-
Consumer		-
Total charge-offs	(137)	(289)

Recoveries:	-	-

Net charge-offs	(137)	(289)
Allowance for loan losses at end of period	$90	$234

The following table represents the allocation of the allowance for loan losses at the dates indicated. Notwithstanding these allocations, the entire allowance is available to absorb loan losses in any loan category.

	At September 30, 2014			At December 31, 2013
(dollars in thousands)	Amount	% of Allowance to total allowance	% of Loans in category to total loans	Amount	% of Allowance to total allowance	% of Loans in category to total loans
Commercial real estate	$539	44%	45%	$661	45%	47%
Commercial and industrial	311	26%	13%	377	25%	12%
Guaranteed Student Loans	176	14%	33%	268	18%	32%
Consumer	200	16%	9%	183	12%	9%
Total allowance for loan losses	$1,226	100%	100%	$1,489	100%	100%

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

The following is the distribution of loans by credit quality and class as of September 30, 2014 and December 31, 2013:

September 30, 2014 (dollars in thousands)	Commercial Real Estate					Consumer
Credit quality class	Acq-Dev Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
1 Highest quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
2 Above average quality	-	2,253	2,822	1,930	67,421	36	1,097	45	75,604
3 Satisfactory	508	20,152	27,508	13,705	-	4,076	5,877	407	72,233
4 Pass	500	15,805	16,693	7,785	-	3,968	2,286	85	47,122
5 Special mention		125	-	219	-	121	317	-	782
6 Substandard	269	-	-	573	-	-	271	-	1,113
7 Doubtful	-	-	-	-	-	-	-	-	-
	1,277	38,335	47,023	24,212	67,421	8,201	9,848	537	196,854
Loans acquired with deteriorating credit quality	970	1,470	3,225	1,164	-	186	449	-	7,464
Total loans	$2,247	$39,805	$50,248	$25,376	$67,421	$8,387	$10,297	$537	$204,318

December 31, 2013 (dollars in thousands)	Commercial Real Estate					Consumer
Credit quality class	Acq-Dev Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
1 Highest quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
2 Above average quality	-	2,078	2,966	2,170	55,427	73	205	80	62,999
3 Satisfactory	325	10,563	25,264	8,290	-	3,965	3,541	350	52,298
4 Pass	1,500	12,990	14,606	8,128	-	2,710	2,243	78	42,255
5 Special mention	299	1,449	3,486	268	-	203	630	-	6,335
6 Substandard	267	-	336	759	-	15	177	-	1,554
7 Doubtful	-	-	-	-	-	-	-	-	-
	2,391	27,080	46,658	19,615	55,427	6,966	6,796	508	165,441
Loans acquired with deteriorating credit quality	1,084	1,526	3,842	1,470	-	190	454	-	8,566
Total loans	$3,475	$28,606	$50,500	$21,085	$55,427	$7,156	$7,250	$508	$174,007

 As shown in the tables above, substandard and doubtful loans were $1.1 million at September 30, 2014, or 0.5% of the total loan portfolio. This compares to $1.6 million, or 0.9% of the total loan portfolio at December 31, 2013. Special mention loans decreased $5.6 million from $6.3 million at December 31, 2013 to $782 thousand at September 30, 2014 and loans graded “pass” or better increased $37.4 million from $157.6 million at December 31, 2013 to $195.0 million at September 30, 2014. The decrease in special mention loans is due to loans acquired with deteriorated credit quality, primarily rated substandard, that have been re-written and reclassified to satisfactory portfolio loans.

The Bank has continued to employ a third party loan review firm for annual reviews and periodic special assignments.  The most recent evaluation was completed in May 2014, with another review scheduled during the second quarter of 2015.  The scope of the 2014 loan file review totaled approximately 70% of the Bank’s exposure and included the following:

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

Nonperforming assets totaled $2.9 million or 1.0% of total assets at September 30, 2014 and are comprised of non-accrual loans of $1.2 million, non-accrual troubled debt restructures (“TDR’s”) of $85 thousand and other real estate owned of $1.5 million. The balance of nonperforming assets at December 31, 2013 was $5.5 million or 2.3% of total assets. The decrease at September 30, 2014 from December 31, 2013 was a result of management’s continued aggressive approach to workout and resolution of problem loans coupled with growth in total assets.

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

A summary of nonperforming assets, including troubled debt restructurings, as of the dates indicated follows:

(dollars in thousands)	Quarter ended September 30, 2014	Year ended December 31, 2013

Non-accrual troubled debt restructurings	$85	$119
Other non-accrual loans	1,238	3,815
Total non-accrual loans	1,323	3,934
Other real estate owned	1,543	1,545
Total non-performing assets	$2,866	$5,479

Total non-accrual loans to total loans	0.65%	2.26%
Total non-performing assets to total assets	0.95%	2.33%

Accruing troubled debt restructurings	$2,628	$1,837

Loans With Deteriorated Credit Quality

In the acquisition of BVA certain loans were acquired which showed evidence of deterioration in credit quality. These loans are accounted for under the guidance of ASC 310-30. Information related to these loans as of the dates indicated is provided in the following table.

(dollars in thousands)	September 30, 2014	December 31, 2013

Contract principal balance	$7,516	$8,689
Accretable discount	(47)	(62)
Nonaccretable discount	(5)	(61)
Book value of loans	$7,464	$8,566

Investment Securities

Our investment portfolio consists of U.S. agency debt and agency guaranteed mortgage-backed securities. Our investment security portfolio includes securities classified as available for sale as well as securities classified as held to maturity. The total securities portfolio (excluding restricted securities) was $39.3 million at December 31, 2013 as compared to $75.8 million at September 30, 2014. At September 30, 2014, the securities portfolio consisted of $54.5 million of securities available for sale, at fair value and $21.3 million of securities held to maturity, at amortized cost.

The table below presents the amortized cost, gross unrealized gains and losses, and fair value of securities available for sale at September 30, 2014 and December 31, 2013.

	September 30, 2014

	Amortized	Gross Unrealized		Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government agencies	$2,982	$-	$(25)	$2,957
Agency guaranteed mortgage-backed securities	51,802	44	(222)	51,624
Total	$54,784	$44	$(247)	$54,581

	December 31, 2013

	Amortized	Gross Unrealized		Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government agencies	$7,038	$56	$(53)	$7,041
Agency guaranteed mortgage-backed securities	17,578	10	(62)	17,526
Total	$24,616	$66	$(115)	$24,567

The table below presents the carry value, gross unrealized gains and losses, and fair value of securities held to maturity at September 30, 2014 and December 31, 2013.

	September 30, 2014

	Carry	Gross Unrealized		Estimated
(dollars in thousands)	Value	Gains	Losses	Fair Value
Agency guaranteed mortgage-backed securities	$21,263	$145	$(25)	$21,383

	December 31, 2013

	Carry	Gross Unrealized		Estimated
(dollars in thousands)	Value	Gains	Losses	Fair Value
Agency guaranteed mortgage-backed securities	$14,753	$-	$(156)	$14,597

Deposits and Other Interest-Bearing Liabilities

At September 30, 2014, total deposits were $252.9 million, compared to $210.8 million at December 31, 2013. Core deposits, which by FDIC guidelines exclude certificates of deposit of $250,000 or more and insured brokered deposits, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $221.9 million at September 30, 2014, or 87.7% of total deposits, compared to $194.5 million at December 31, 2013, or 92.3% of total deposits. Deposits have been the primary source of funding and have enabled us to successfully meet both our short-term and long-term liquidity needs. During the nine months ended September 30, 2014, money market deposits primarily from institutional investors increased $16.7 million. In addition, during the nine months ended September 30, 2014, institutional time deposits increased by $24.3 million. Our loan-to-deposit ratio was 80.8% at September 30, 2014 and 82.5% at December 31, 2013.

The following table sets forth our deposits by category at the dates indicated.

	September 30, 2014		December 31, 2013
(dollars in thousands)	Amount	Percent	Amount	Percent
Non-interest bearing demand accounts	$24,483	9.7%	$22,845	10.8%
NOW accounts	13,945	5.5%	13,072	6.2%
Savings and money market accounts	64,841	25.6%	47,613	22.6%
Times deposits - less than $100,000	49,233	19.5%	51,053	24.2%
Times deposits - $100,000 or more	100,446	39.7%	76,231	36.2%
Total	$252,948	100.0%	$210,814	100.0%

The maturity distribution of our time deposits of $100,000 or more and other time deposits at September 30, 2014, is set forth in the following table:

	September 30, 2014
(dollars in thousands)	Time deposits of $100K and greater	Time deposits of less than $100K	Total
Months to maturity:
Three months or less	$9,529	$6,281	$15,810
Over three months to twelve months	48,223	20,749	68,972
Over twelve months to three years	37,528	18,389	55,917
Over three years	5,166	3,814	8,980
Total	$100,446	$49,233	$149,679

At September 30, 2014, 57.5% of our time deposits over $100,000 had maturities within twelve months. Large certificate of deposit customers tend to be more sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes in comparison to smaller core deposits.

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

BVA’s deposit base grew by 20.0% from $210.8 million at December 31, 2013 to $252.9 million at September 30, 2014. The growth in deposits was primarily driven by growth in savings and money market accounts and time deposits in excess of $100,000. Savings and money market accounts grew 36.2% from $47.6 million at December 31, 2013 to $64.8 million at September 30, 2014. Time deposits in excess of $100,000 grew 31.6% from $76.2 million at December 31, 2013 to $100.3 million at September 30, 2014. As BVA looks to implement other loan growth initiatives for 2014, it has developed several funding strategies, including judicious use of brokered and institutional deposits, to augment core deposit growth and further reduce the cost of funds. Development of several sources of funding beyond core deposit growth ensures maximum liquidity access without dependence on higher cost sources of funds.

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

Borrowings

As of September 30, 2014, BVA had a total of $22.5 million committed repo lines with correspondent banks through which borrowings could be made against the pledge of marketable securities subject to mark-to-market valuations and standard collateral borrowing ratios. These lines were unused during 2013 and the nine months ended September 30, 2014 and remain fully available. BVA also maintains a $2.5 million secured line of credit as well as a $2.0 million unsecured lines of credit with other correspondent banks that were available for direct borrowings or Federal Funds purchased.

BVA is a member of the Federal Home Loan Bank of Atlanta (FHLB), which provides access to additional lines of credit and other products offered by the FHLB. These borrowings are largely secured by BVA’s loan portfolio. The FHLB maintains a blanket security agreement on qualifying collateral. As of September 30, 2014 and December 31, 2013, BVA had $20.0 million and $10.0 million, respectively, in secured borrowings outstanding with the FHLB Atlanta against pledged eligible mortgage loan collateral and investment securities, at an average interest rate of 1.12% as of September 30, 2014. As of September 30, 2014, BVA had a total credit availability of $39.1 million at the FHLB which could be accessed through pledging a combination of eligible mortgage loan collateral and investment securities. The FHLB offers a variety of floating and fixed rate loans at terms ranging from overnight to 20 years; therefore, BVA can match borrowings mitigating interest rate risk.

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

Quantitative measures established by regulation to ensure capital adequacy require financial institutions to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). At September 30, 2014 and December 31, 2013, BVA met all capital adequacy requirements to which it was subject. BVA is also required to maintain capital at a minimum level as a proportion of quarterly average assets, which is known as the leverage ratio. The minimum levels to be considered well-capitalized are 5% for tier 1 leverage ratio, 6% for tier 1 risk-based capital ratio, and 10% for total risk-based capital ratio.

BVA exceeded all the regulatory capital requirements at the dates indicated and was considered well-capitalized, as set forth in the following table. Cordia completed a capital raise of $15.4 million on April 10, 2014. A substantial portion of the proceeds were invested in BVA, resulting in BVA having capital ratios as of September 30, 2014 that are materially higher than the capital ratios as of December 31, 2013.

	Minimum Requirements
(dollars in thousands)	Well Capitalized	Adequately Capitalized	September 30, 2014	December 31, 2013
Tier 1 capital			$25,758	$14,127
Tier 2 capital			1,226	1,489
Total qualifying capital			$26,984	$15,616
Total risk-adjusted assets			$166,457	$138,869

Tier 1 leverage ratio	5%	4%	8.71%	6.09%
Tier 1 risked-based capital ratio	6%	4%	15.47%	10.17%
Total risk-based capital ratio	10%	8%	16.21%	11.25%

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

Application of a 200 basis point rate increase would result in an 8.6% increase in net interest income at September 30, 2014, as compared to an 11.6% increase at December 31, 2013. A 200 basis point rate increase would result in the depreciation of the Bank’s Economic Value of Equity by 8.3% at September 30, 2014, compared to 15.1% depreciation at December 31, 2013.

Off-Balance Sheet Risk/Commitments and Contingencies

Through our operations, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2014, we had issued commitments to extend credit of $18.8 million through various types of commercial lending arrangements. The majority of these commitments to extend credit had variable rates.

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

Management is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15 (f) under the Exchange Act). There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Periodically, there have been various claims and lawsuits against us incident to our business. We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors

For information regarding the Company’s risk factors, se Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, file with the Securities and Exchange Commission on March 26, 2014. As of September 30, 2014, the risk factors of the Company have not materially changed from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	Cordia did not repurchase any of its stock during the quarter ended September 30, 2014 and did not have any outstanding repurchase authorizations during that period.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Acting Chief Financial Officer and Principal Financial Officer
32	Section 1350 Certification
101.1	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL(Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORDIA BANCORP INC.

November 7, 2014	/s/ Jack Zoeller
Jack Zoeller
President and Chief Executive Officer

November 7, 2014	/s/ Mark Severson
Mark Severson
Chief Financial Officer

