Form 10-K
period 2014-12-31
Cordia Bancorp Inc
filed 2015-03-25
CIK 1466292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Registrant’s telephone number, including area code (804) 763-1336

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒

The aggregate market value of the common stock held by non-affiliates as of June 30, 2014 was $22,098,113 based on a closing price of $4.21.

The number of shares of common stock outstanding as of March 05, 2015 was 6,504,106.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2015Annual Meeting of Shareholders are incorporated in Part III of this Form 10-K.

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

General

Cordia Bancorp Inc. (“Cordia” or the “Company”) was incorporated in Virginia in 2009 by a team of former bank CEOs, directors and advisors seeking to invest in undervalued or troubled community banks in the Mid-Atlantic and Southeast. On December 10, 2010, Cordia purchased $10,300,000 of the common stock of Bank of Virginia (“BVA” or the “Bank”) at a price of $7.60 per share, resulting in the ownership of 59.8% of the outstanding shares. On August 28, 2012, Cordia purchased an additional $3,000,000 of BVA common stock at a price of $3.60 per share. Cordia’s principal business activity is the ownership of the outstanding shares of common stock of BVA. On March 29, 2013, Cordia and BVA completed a share exchange pursuant to which each outstanding share of BVA common stock held by persons other than Cordia was exchanged for 0.664 of a share of Cordia common stock. As a result of the share exchange, BVA became a wholly-owned subsidiary of Cordia. Aside from the shares of BVA common stock, Cordia’s other assets totaled $1.8 million at December 31, 2014, consisting primarily of $1.8 million of cash and $11 thousand of prepaid expenses. In April 2014, Cordia completed a private placement offering totaling $15.4 million, the proceeds of which have been used primarily to support organic growth in BVA.

Cordia does not own or lease any property, but instead uses the premises, equipment and other property of BVA. Because Cordia does not have any business activities separate from the operations of BVA, the information in this document regarding the business of Cordia reflects the activities of Cordia and BVA on a consolidated basis. References to ‘‘we’’ and ‘‘our’’ in this document refer to Cordia and BVA, collectively.

BVA was incorporated in the state of Virginia in September 2002 and commenced business on January 12, 2004. BVA is a state chartered bank headquartered in Midlothian, Virginia with total assets of approximately $318.6 million at December 31, 2014 and is a member of the Federal Reserve System. We provide retail banking services to individuals and commercial customers through five banking locations in Chesterfield County, Virginia and one in Henrico County, Virginia.

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

Location and Service Area

BVA’s primary market area is the Commonwealth of Virginia, with a focus on Central Virginia. We also lend selectively to borrowers in the states of North Carolina, Maryland and in Washington D.C.  In addition, the Bank is receptive to opportunities afforded through prior relationships its board of directors and senior managers may have with individuals or organizations in other states.

BVA provides retail banking services through six full-service banking locations in the greater Richmond, Virginia market, including Chesterfield and Henrico Counties and Colonial Heights, Virginia.

Richmond, the state capital of Virginia, is a city with historic significance and charm, as well as close proximity to recreational attractions such as the Atlantic Ocean, the Blue Ridge Mountains and the Shenandoah Valley, well known theme parks, major educational institutions, historical attractions and many other amenities. Additionally, the Richmond area is in close proximity to other large metropolitan areas, including Norfolk, Virginia and Washington, D.C., and lies at the intersection of two growth corridors coming south along Interstate 95 from Washington, DC and Northern Virginia and coming west along Interstate 64 from the Tidewater area.

BVA’s locations in Chesterfield and Henrico County and the city of Colonial Heights, Virginia, are generally south and west of Downtown Richmond. They offer BVA business opportunities and the potential of strong economic growth through their commercial and industrial enterprises, an educated work force, well-designed and developed infrastructure and a competitive tax structure. These advantages are reflected by the area’s major commercial employers such as Altria, Genworth Financial, Markel Corporation, Pfizer Pharmaceuticals, Hewlett Packard, Kraft Foods, WellPoint, United Parcel Service, Verizon, Philip Morris, Dupont and others. This economic environment has historically offered a wealth of job opportunities for the residents of the Richmond area.

Lending Services

BVA offers a full range of short-to-medium term commercial and personal loans, in addition to its core lending in owner occupied and non-owner occupied commercial real estate loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. Consumer loans and lines of credit include secured and unsecured loans for financing automobiles, home improvements, refinanced student loans, education and personal investments. The Bank does not currently provide new loans for land acquisition, development and construction. Historically, the Bank has not originated significant volume of one-to-four family residential loans.

In 2013 the Bank launched a new initiative partnering with GradCapital, LLC to purchase rehabilitated student loans that are 98% guaranteed by the US Government and serviced by Xerox Education Service. During 2014 and 2013 the Bank purchased an aggregate of $87.4 million of such loans.

In the fourth quarter of 2014 the Bank launched CordiaGrad, a student loan refinancing program aimed at high-achieving student loan borrowers who have earned their degrees, established their careers, and maintained good to excellent credit. CordiaGrad is dedicated to offering significant rate savings to holders of federal, private, or parent student loans. To date, the average CordiaGrad customer has lowered their interest rate by 2.50% and reduced their total interest costs by more than $23,000 over the lifetime of their loans.

Banking Services

BVA offers a full range of deposit services that include interest-bearing and non-interest-bearing checking accounts, commercial accounts, savings and money market accounts, as well as certificates of deposit and individual retirement accounts (IRAs). We solicit these accounts from individuals, businesses, and other organizations. These accounts are tailored to our principal market area at rates competitive to those offered in our market area. All deposit accounts are insured by the Federal Deposit Insurance Corporation (‘‘FDIC’’) up to the maximum amount allowed by law (subject to aggregation rules).

Other Deposit Banking Services

BVA offers online banking, remote deposit capture, mobile banking, text banking, safe deposit boxes, cashier’s checks, banking by mail, and direct deposit. BVA is associated with a worldwide Automated Teller Machines (‘‘ATMs’’) network that is convenient for and offered free to our customers. BVA also offers debit card and credit card services through a correspondent bank, as well as 24-hour telephone banking. BVA is committed to monitoring developments in technology and providing its customers with the latest technological bank products.

Market Share and Competition

Excluding Capital One Bank, which gathers deposits nationwide over the Internet, as of June 30, 2014 , there were 344 banking offices, representing 31 financial institutions, operating in the Richmond, Virginia metropolitan statistical area (‘‘MSA’’) and holding just over $32.4 billion in deposits including $245.2 million held by Bank of Virginia or 0.76% of the MSA. Within the MSA, our primary market is Chesterfield County, where we had $207.9 million, or 5.3% of a $4.0 billion market base. In addition, our remaining deposits come from our small but growing presence in Henrico County. We believe that our management team and the economic and demographic dynamics of our service area combined with our business strategy will allow us to gain a larger share of both areas’ deposits.

The financial services industry is highly competitive and changes in the competitive landscape continue to affect all aspects of BVA’s business. Our competitors include large national, super regional and regional banks like Wells Fargo, Bank of America, SunTrust and BB&T, as well as numerous community banks competing for the same customer base.

Broadly, competition among providers of financial products and services continues to increase, with consumers having the opportunity to select from a growing variety of traditional and nontraditional alternatives. The industry continues to consolidate, which affects competition by eliminating some regional and community institutions, while strengthening the franchises of acquirers. The ability of non-bank financial entities to provide services previously reserved for commercial banks has also intensified competition.

In the two Virginia counties in which BVA operates, the strongest competition is other local community banks, savings and loan associations, credit unions, mortgage companies, finance companies, and insurance companies and others providing financial services. Many competitors have greater capital resources than us and more access to long-term, lower cost sources of funding. They may have extensive advertising campaigns, larger branch networks, and offer a broader selection of services and products. Some competitors have other advantages, such as tax exemption in the case of credit unions, and lesser regulation in the case of mortgage companies and specialty finance companies. These various factors make deposit competition strong among institutions in our primary market area.

Funding Activities

Deposits are the primary source of funds for BVA’s lending and investing activities and their cost is the largest category of interest expense. Scheduled payments, as well as prepayments, and maturities from portfolios of loans and investment securities also provide a stable source of funds. Federal Home Loan Bank (‘‘FHLB’’) advances and other secured and unsecured borrowings all provide supplemental liquidity sources. BVA’s funding activities are monitored and governed through BVA’s overall asset-liability management process. BVA conducts its funding activities in compliance with all applicable laws and regulations. The following is a brief description of the various sources of funds used by BVA.

Deposits. Deposits, BVA’s most attractive source of funding because of their stability and relative cost, are attracted principally from clients within BVA’s branch and borrower network and our general market area. We offer a broad selection of deposit instruments to individuals and businesses, including noninterest-bearing checking accounts, interest-bearing checking accounts, savings accounts, money market deposit accounts, certificates of deposit and individual retirement accounts. Deposit account terms vary with respect to the minimum balance required; the time period the funds must remain on deposit and service charge schedules. Interest rates paid on specific deposit types are determined based on (i) the interest rates offered by competitors, (ii) the anticipated amount and timing of funding needs, (iii) the availability and cost of alternative sources of funding, and (iv) the anticipated future economic and interest rate conditions. BVA has also obtained a portion of its deposit base through wholesale funding products.

Federal Home Loan Bank (‘‘FHLB’’) Borrowings and Other Borrowings. BVA’s ability to borrow funds from non-deposit sources provides additional flexibility in meeting its liquidity needs as well as managing its cost of funds. Non-deposit funding options include Federal Funds purchased, securities sold under repurchase agreements, and short-term and long-term FHLB borrowings.

Investment Activities

BVA invests in securities that comply with all applicable regulations and that meet with Board approval. Permissible securities are U.S. government and agency debt obligations; agency guaranteed mortgage-backed securities; state, county, and municipal securities; money market instruments; mutual funds; corporate bonds and trust preferred securities. A balanced maturity distribution is sought in order to minimize the market exposure of investments in any one year. BVA’s investment activities are governed internally by a written, Board-approved policy. The investment policy is carried out by BVA’s Chief Executive Officer and Chief Financial Officer in conjunction with the Asset-Liability Committee (‘‘ALCO’’).

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

Employees

As of December 31, 2014, BVA had 55 full-time equivalent employees. Management of BVA considers its relations with employees to be excellent. No employees are represented by a union or any similar group, and BVA has never experienced any strike or labor dispute.

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

As of December 31, 2014, BOVA’s capital levels were above those currently required to be deemed “well-capitalized.”

Federal banking regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition.

On July 9, 2013, the federal bank regulatory agencies issued a final rule that will revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision (“Basel III”) and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and top-tier savings and loan holding companies.

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

The final rule became effective on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.5% on January 1, 2019.

Bank Holding Companies as a Source of Strength

Federal Reserve regulations require that a bank holding company serve as a source of financial and managerial strength to each bank that it controls and, under appropriate circumstances, to commit resources to support each such controlled bank. This support may be required at times when the bank holding company may not have the resources to provide the support.

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

The FDICIA generally prohibits a depository institution from making any capital distribution, including payment of a dividend, or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. See “Dividends.” “Undercapitalized” depository institutions are also subject to restrictions on borrowing from the Federal Reserve System, may not accept brokered deposits absent a waiver from the FDIC, and are subject to growth limitations. In addition, a depository institution’s holding company must guarantee a capital plan, up to an amount equal to the lesser of 5% of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. Federal banking regulators may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

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

Virginia law gives the VBFI powers similar to those granted to the FDIC under the prompt corrective action provisions of the FDICIA.

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

The Federal Reserve has authority to prohibit a bank holding company from paying dividends or making other distributions. The Federal Reserve has issued a policy statement that a bank holding company should not pay cash dividends unless its net income available to common stockholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the holding company’s capital needs, asset quality and overall financial condition. Accordingly, a bank holding company should not pay cash dividends that exceed its net income or that can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. The Dodd-Frank Act and Basel III impose additional restrictions on the ability of banking institutions to pay dividends.

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

The Dodd-Frank Act expands the Section 23A and 23B affiliate transaction rules. Among other things, upon the statutory changes’ effective date, the scope of the definition of “covered transaction” under Section 23A will expand, collateral requirements will increase and certain exemptions will be eliminated.

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

Community Reinvestment Act

The Community Reinvestment Act (the “CRA”) requires that the appropriate federal bank regulator evaluate the record of our banking subsidiary in meeting the credit needs of its local community, including low and moderate income neighborhoods. These evaluations are considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could result in additional requirements and limitations on the bank. As of its last CRA regulatory exam, completed on April 1, 2013, BVA received a rating of “satisfactory.”

Consumer Protection Regulations

Retail activities of banks are subject to a variety of statutes and regulations designed to protect consumers. The Dodd-Frank Act established the Consumer Financial Protection Bureau (the “CFPB”) that, together with the statute’s changes to consumer protection laws such as limits on debit card interchange fees and provisions on mortgage-related matters, will likely increase the compliance costs of consumer banking operations. Interest and other charges collected or contracted for by banks are subject to state usury laws and federal laws concerning interest rates. The CFPB has exclusive authority to require reports and conduct examinations, for purposes of ensuring compliance with federal consumer financial laws and related matters, of insured depository institutions with more than $10 billion of assets. For insured depository institutions with assets of $10 billion or less, such as BVA, the CFPB can require reports and conduct examinations on a sample basis.

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

EXECUTIVE OFFICERS

The following individuals currently serve as executive officers of Cordia and BVA.

Name	Position
Jack Zoeller	President and Chief Executive Officer of Cordia
Mark Severson	Chairman of the Board and Chief Executive Officer of BVA Executive Vice President and Chief Financial Officer of Cordia and BVA
Don Andree	Executive Vice President and Chief Lending Officer, BVA
Roy Barzel	Executive Vice President and Chief Credit Officer, BVA
Christy Quesenbery	Senior Vice President, Operations of BVA
Robert Sims	Senior Vice President, Retail Banking of BVA

Below is information about our executive officers who are not also directors. Ages presented are as of December 31, 2014.

Mark Severson joined BVA as Executive Vice President – Chief Financial Officer of Cordia and BVA in September 2013. Prior to Bank of Virginia, Mr. Severson had over 37 years of banking experience and had been Chief Financial Officer of several large financial institutions, including as Executive Vice President and Chief Financial Officer of Chemung Financial Corporation in Elmira, NY, from 2012-13 and prior to that as Executive Vice President and Chief Financial Officer of FNB United in Asheboro, NC, from 2007-2011. Age 60.

Don Andree has served as Executive Vice President and Chief Lending Officer of BVA since February 2015. He joined BVA as Senior Vice President — Special Assets in May 2011 and was promoted to Executive Vice President in September 2013. Prior to BVA, Mr. Andree spent 14 years at SunTrust Bank where his most recent position was Senior Vice President and Regional Manager for the Special Assets/Residential Builder group in the Mid-Atlantic Region. Formerly he served as Regional Credit Officer for greater Richmond and western Virginia. Age 61.

Roy Barzel joined BVA as Executive Vice President and Chief Credit Officer in April 2011. Prior to joining BVA, Mr. Barzel spent 25 years at SunTrust Bank in Richmond where his most recent position was Senior Vice President and Regional Credit Officer for commercial real estate in the Mid-Atlantic region. Formerly he served as the Senior Credit Officer for residential builders and land developers for all of SunTrust. Age 63.

Christy Quesenbery joined BVA as Senior Vice President — Operations in November 2011. Prior to Bank of Virginia, Ms. Quesenbery had over 30 years of banking experience, including most recently four years as Senior Vice President and Chief Administrative Officer at Virginia Partners Bank in Fredericksburg, VA. Age 56.

Robert Sims joined BVA as Senior Vice President — Retail Banking in September 2012. Prior to joining BVA, Mr. Sims was President/Founder of Sims Development Group in Stuart, FL from 2011 to 2012. Prior to that, he served 24 years in senior retail, marketing and treasury positions in three banking institutions, including most recently as Senior Vice President of NBT Bancorp in Norwich, NY. Age 49.

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

At December 31, 2014, BVA was classified as ‘‘well capitalized’’ for regulatory capital purposes. However, impairments to BVA’s loan or securities portfolio, declines in BVA’s earnings or a combination of these or other factors could change BVA’s capital position in a relatively short period of time. If we are unable to remain ‘‘well capitalized,’’ we will not be able to renew or accept brokered deposits without prior regulatory approval or offer interest rates on our deposit accounts that are significantly higher than the average rates in our market area. As a result, it could be more difficult for us to attract new deposits as our existing brokered and other deposits mature and do not rollover and to retain or increase non-brokered deposits. If we are not able to attract new deposits, our ability to fund our loan portfolio may be adversely affected. In addition, we would pay higher insurance premiums to the FDIC, which will reduce our earnings. Another adverse consequence of a decline in regulatory capital is that additional capital would be harder to raise.

Cordia may be unsuccessful in raising additional capital as needed, and a successful capital raise would dilute existing shareholders and possibly cause our stock price to decline.

At December 31, 2014, BVA was classified as ‘‘well capitalized’’ for regulatory capital purposes. Cordia may have a need to raise additional capital to support growth. Cordia may be unsuccessful in raising additional capital if the market is not receptive to offerings by small community banks. Furthermore, if we are successful in raising additional capital, the issuance of additional equity securities could be dilutive to holders of our common stock and the market price of our common stock could decline as a result of any such sales. Management cannot predict or estimate the amount, timing or nature of any future equity offerings. Thus, our shareholders bear the risk of our future offerings reducing the market price of our common stock and diluting their stock holdings. There is no assurance that any such offering or issuance of equity securities may be able to be completed.

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

At December 31, 2014, we had securities classified as available for sale totaling $53.5 million and securities classified as held to maturity totaling $20.7 million. At such date, the aggregate net unrealized loss on available-for-sale securities totaled $204 thousand. We increase or decrease stockholders’ equity by the amount of the change in the unrealized gain or loss (the difference between the estimated fair value and the amortized cost) of the available-for-sale securities portfolio, under the category of accumulated other comprehensive income. Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported stockholders’ equity, as well as book value per common share and tangible book value per common share. This decrease will occur even though the securities are not sold. In the case of debt securities, if these securities are never sold and there are no credit impairments, the decrease will be recovered at the maturity of the securities. In the case of equity securities that have no stated maturity, the declines in fair value may or may not be recovered over time.

We conduct periodic reviews and evaluations of our entire securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. Factors that we considered in our analysis of debt securities include, but are not limited to, intent to sell the security, evidence available to determine if it is more likely than not that we will have to sell the securities before recovery of the amortized cost, and probable credit losses. Probable credit losses are evaluated based upon, but are not limited to: the present value of future cash flows, the severity and duration of the decline in fair value of the security below its amortized cost, the financial condition and near-term prospects of the issuer, whether the decline appears to be related to issuer conditions or general market or industry conditions, the payment structure of the security, failure of the security to make scheduled interest or principal payments, and changes to the rating of the security by rating agencies. We generally view changes in fair value for debt securities caused by changes in interest rates as temporary, which is consistent with our experience. If we deem such decline to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of noninterest income. For the year ended December 31, 2014, we did not have any other-than-temporary impairment (“OTTI”) in our securities portfolio.

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

In July 2013, the Federal Reserve Board adopted final rules for the Basel III capital framework. These rules substantially amend the regulatory risk-based capital rules applicable to BVA. The rules phase in over time beginning in 2015 and will become fully effective in 2019. Beginning in 2015, BVA's minimum capital requirements will be (i) a common Tier 1 equity ratio of 4.5%, (ii) a Tier 1 capital (common Tier 1 capital plus additional Tier 1 capital) of 6% (up from 4%) and (iii) a total capital ratio of 8% (the current requirement). BVA's leverage ratio requirement will remain at the 4% level now required. Beginning in 2016, a capital conservation buffer will phase in over three years, ultimately resulting in a requirement of 2.5% on top of the common Tier 1, Tier 1 and total capital requirements, resulting in a required common Tier 1 equity ratio of 7%, a Tier 1 ratio of 8.5%, and a total capital ratio of 10.5%. Failure to satisfy any of these three capital requirements will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions. As of December 31, 2014, BVA would exceed all capital adequacy requirements under Basel III to be considered well capitalized on a fully phased-in basis if such requirements were currently effective.

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

We face substantial competition in all phases of our operations from a variety of different competitors that include other banks, both large and small and numerous less regulated financial services businesses. In particular, there is very strong competition for financial services in the market areas in which we conduct our business. Our future growth and success will depend on our ability to compete effectively in this highly competitive environment. Many of our competitors offer products and services that we do not offer, and many have substantially greater resources, such as greater capital resources and more access to longer term, lower costs funding sources. Many also have greater name recognition and market presence that benefit them in attracting business. In addition, larger competitors may be able to price loans and deposits more aggressively than we do. Our larger competitors generally have easier access to capital, and often on better terms. Some of the financial services organizations with which we compete are not subject to the same degree of regulation as is imposed on bank holding companies and federally insured state-chartered Banks, national banks and federal savings institutions. As a result, these non-bank competitors have certain advantages over us in accessing funding and in providing various services.

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

We are dependent on our information technology and telecommunications systems and third-party service providers; systems failures, interruptions and security breaches could have a material adverse effect on us.

Our business is dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party service providers. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If significant, sustained or repeated, a system failure or service denial could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on us.

Our third-party service providers may be vulnerable to unauthorized access, computer viruses, phishing schemes and other security breaches. We may be required to expend significant additional resources to protect against the threat of such security breaches and computer viruses, or to alleviate problems caused by such security breaches or viruses. To the extent that the activities of our third-party service providers or the activities of our customers involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, regulatory scrutiny, litigation and other possible liabilities.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and that of our customers, suppliers and business partners; and personally identifiable information of our customers and employees. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. We, our customers, and other financial institutions with which we interact, are subject to ongoing, continuous attempts to penetrate key systems by individual hackers, organized criminals, and in some cases, state-sponsored organizations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such unauthorized access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties; disrupt our operations and the services we provide to customers; damage our reputation; and cause a loss of confidence in our products and services, all of which could adversely affect our business, revenues and competitive position. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses.

To remain competitive, we must keep pace with technological change.

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

BVA owns three branch locations. The main office located at 11730 Hull Street Rd., Midlothian, Virginia 23112 is approximately 9,000 square feet and also houses most support operations. The Patterson branch is at 10501 Patterson Road, Richmond, Virginia. The third branch location is at 200 Snead Avenue, Colonial Heights, Virginia. BVA’s other three facilities presently in operation are leased. All three leased facilities, (906 Branchway Road, Richmond, Virginia, 15001 Dogwood Villas Drive, Chesterfield, Virginia and 4023 West Hundred Road, Chester, Virginia) are full service branches and include drive-up access and safe deposit boxes. The latter branch contains a lease provision allowing for the purchase of the location at a predefined price. All of BVA’s properties are in good operating condition and are adequate for BVA’s present needs.

Item 3.	Legal Proceedings

Neither the Company nor the Bank is a party to, nor is any of their property the subject of, any material legal proceedings other than ordinary routine litigation incident to their businesses.

Item 4.	Mine Safety Disclosures

Not applicable

 PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of Cordia common stock are listed and trade on the Nasdaq Capital Market under the symbol “BVA.” Cordia has not paid any dividends on its common stock since its formation. As of March 5, 2015, there were approximately 277 holders of record of Cordia common stock.

The following table sets forth the high and low sales prices of the common stock as reported on the NASDAQ Capital Market for the four quarters of 2014 and 2013. Cordia common stock commenced trading on the NASDAQ Capital Market on April 1, 2013.

	2014		2013
Quarter	High	Low	High	Low

First quarter	$4.93	$4.01	$-	$-

Second quarter	4.57	4.12	8.00	3.79

Third quarter	4.69	3.42	5.50	3.83

Fourth quarter	4.14	3.32	4.99	4.11

Cordia did not repurchase any of its common stock during the fourth quarter or the year ended December 31, 2014 and did not have any outstanding repurchase plans during that period.

See Item 1 – Business – Supervision and Regulation – Dividends for more information relating to restrictions on dividends.

Item 6.	Selected Financial Data

Summarized Balance Sheet Data at
December 31, (dollars in thousands, except per share amounts)	2014	2013	2012
Loans, net of unearned income	$212,959	$174,007	$113,070
Allowance for loan losses	1,089	1,489	2,110
Securities	74,199	39,320	18,511
Total assets	318,600	235,148	178,696
Deposits	265,603	210,814	154,428
FHLB borrowings	25,000	10,000	10,000
Stockholders' equity	27,136	13,287	13,139
Book value per share	$4.17	$4.78	$4.24

Summarized Earnings Data for the
Years ended December 31, (dollars in thousands)	2014	2013	2012
Total interest income	$10,217	$9,865	$8,441
Total interest expense	1,991	1,808	1,552
Net interest income before provision for loan losses	8,226	8,057	6,889
Provision for loan losses	305	19	588
Net interest income after provision for loan losses	7,921	8,038	6,301
Non-interest income	467	300	252
Non-interest expense	8,800	7,642	7,279
Income (loss) before non-controlling interest	(412)	696	(726)
Less non-controlling interest	-	-	182
Net income (loss) attributable to Cordia	$(412)	$696	$(544)

Selected Per Share Data
At or for the years ended December 31,	2014	2013	2012
Weighted average shares outstanding, basic	4,675,468	2,602,357	1,705,112
Basic income (loss) per share	$(0.09)	$0.27	$(0.32)
Weighted average shares outstanding, diluted	4,675,468	2,615,387	1,705,112
Diluted income (loss) per share	$(0.09)	$0.27	$(0.32)

Selected Ratios
At or for the years ended December 31,	2014	2013	2012
Return on average assets	(0.14)%	0.30%	(0.44)%
Return on average equity	(1.77)%	5.07%	(5.80)%
Average equity to average assets	8.19%	5.86%	7.52%
Leverage ratio (1)	8.24%	6.09%	8.71%
Total risk-based capital (1)	15.52%	11.25%	13.55%
Net interest margin	3.04%	3.64%	4.20%

(1) Ratios are for Bank of Virginia

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Overview

During the past three years, the Company has spent much time restructuring the balance sheet as we worked through asset quality issues, recruited new staff, and reorganized our lending and deposit activities while addressing the requirements of BVA’s Written Agreement. In March 2013, the Company completed its Plan of Share Exchange with Bank of Virginia, effectively combining the two stockholder bases. The Written Agreement was lifted by banking regulators in August 2013.

Since the beginning of 2013, the Company has substantially increased its lending and funding activities. During this period, the Bank purchased $85.6 million of rehabilitated student loans that are 98% guaranteed by the U.S. Government and serviced by Xerox Education Services. The Bank also significantly expanded its deposit base, primarily involving direct certificate of deposit accounts and retail transaction accounts, while substantially reducing its cost of funds.

During 2013, the Company hired an Executive Vice President and Chief Financial Officer with extensive banking experience including all aspects of raising capital and evaluating strategic growth alternatives. In 2014, BVA hired five new officers whose primary responsibilities are to increase asset originations – including a senior vice president of residential mortgage lending, two first vice presidents of commercial lending, a vice president of student lending and a residential mortgage loan officer.

On April 10, 2014, Cordia completed the sale of approximately 363 shares of Mandatorily Convertible, Noncumulative, Nonvoting, Perpetual Preferred Stock, Series A, $0.01 par value per share, to accredited investors at a purchase price of $42,500 per share for total gross proceeds of $15.4 million. The capital raise included investments by 100% of Cordia’s directors. The net proceeds of the offering are being used primarily to support the second phase of its organic growth strategy in BVA.

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

In the fourth quarter of 2014 the Bank launched CordiaGrad, a private student loan refinancing program aimed at high-achieving student loan borrowers. This program is expected to generate a substantial volume of loans for the Bank’s portfolio. Beginning in April 2014 the Bank ceased purchasing rehabilitated, federally guaranteed student loans.

Results of Operations

Net Income (Loss)

Consolidated net loss was $412 thousand for the year ended December 31, 2014 compared to consolidated net income of $696 thousand for the year ended December 31, 2013. The major factors contributing to this decrease in 2014 were primarily decreases in the accretion of acquisition accounting adjustments and increases in non-interest expenses related to building our infrastructure to grow the company.

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

Net interest income increased $169 thousand from $8.1 million for the year ended December 31, 2013 to $8.2 million for the year ended December 31, 2014. Interest income increased $352 thousand to $10.2 million in 2014 from $9.9 million in 2013. The increase in net interest income in 2014 was primarily due to an increase in average interest-earning assets of $48.7 million or 22.0% for the year ended December 31, 2014 offset by a significant reduction in net interest margin of 60 basis points. The significant reduction in net interest margin was primarily due to the decrease in the accretion of acquisition accounting adjustments. The yield on loans held for investment includes the annualized impact of accretion on purchased loans.

Interest expense for the year ended December 31, 2014 was $2.0 million, compared to $1.8 million for the year ended December 31, 2013. The increase of $183 thousand was primarily due to a decline in the accretion of acquisition adjustments on time deposit amortization (a reduction in interest expense) from $169 thousand in 2013 to zero in 2014. In addition, interest expense on FHLB borrowings increased by $66 thousand from $164 thousand for the year ended December 31, 2013 to $230 thousand for the year ended December 31, 2014. This increase was due to an increase in average FHLB borrowings from $10.0 million in 2013 to $18.6 million in 2014. This increase was offset by a $52 thousand decline in cost of deposits related to an improvement in pricing strategy and funding mix. The reduction in cost of deposits was achieved while also increasing deposit funding by $54.8 million or 26.0% from 2013 to 2014.

Net interest margin was 3.04% and 3.64% for the years ended December 31, 2014 and 2013, respectively. The decrease in net interest margin was primarily the result of a decrease in the yield on loans held for investment caused by the decrease in the accretion of acquisition accounting adjustments. Excluding acquisition accounting adjustments, the net interest margin was 2.96% and 2.99% for the years ended December 31, 2014 and 2013, respectively. The cost of total deposits was 0.81% for the year ended December 31, 2014 compared to 0.87% for the year ended December 31, 2013, primarily due to shifting the retail deposit mix away from time deposits into transaction accounts as well as lower cost direct certificates of deposits. The Company’s balance sheet is in an asset sensitive position as of December 31, 2014.

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

For the years ended
December 31, (dollars in thousands)	2014			2013			2012
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning Assets:
Loans held for investment	$198,227	$8,923	4.50%	$170,200	$9,366	5.50%	$113,101	$7,784	6.88%
Securities	61,156	1,269	2.08%	23,159	426	1.84%	18,250	587	3.22%
Federal Funds and deposits with banks	10,780	25	0.23%	28,089	73	0.26%	32,503	70	0.22%
Total earning assets	270,163	10,217	3.78%	221,448	9,865	4.45%	163,854	8,441	5.15%
Allowance for loan losses	(1,369)			(2,788)			(5,744)
Other assets	16,234			14,480			8,467
Total	$285,028			$233,140			$166,577
Interest-bearing liabilities:
Demand deposits	$13,167	42	0.32%	$13,919	56	0.40%	$13,362	81	0.61%
Savings deposits	61,161	179	0.29%	49,376	196	0.40%	21,385	109	0.51%
Time deposits	142,973	1,540	1.08%	124,911	1,392	1.11%	98,099	1,339	1.36%
FHLB borrowings	18,616	230	1.24%	10,000	164	1.64%	3,251	23	0.71%

Total interest-bearing liabilities	235,917	1,991	0.84%	198,206	1,808	0.91%	136,097	1,552	1.14%
Demand deposits	24,140			20,662			17,026
Other liabilities	1,629			681			926
Stockholders' equity	23,342			13,591			12,528
Total	$285,028			$233,140			$166,577

Net interest income		$8,226			$8,057			$6,889
Net interest rate spread			2.94%			3.54%			4.01%
Net interest margin			3.04%			3.64%			4.20%

The table below analyzes interest income, interest expense, and net interest income for the year ended December 31, 2014 compared to the year ended December 31, 2013 and the year ended December 31, 2013 compared to the year ended December 31, 2012.

	2014			2013
	Increase (decrease) due to changes in:			Increase (decrease) due to changes in:
(dollars in thousands)	Average Volume	Average Rate	Increase (Decrease)	Average Volume	Average Rate	Increase (Decrease)

Interest Income:
Loans	$1,542	$(1,985)	$(443)	$3,930	$(2,348)	$1,582
Securities	699	144	843	158	(319)	(161)
Federal Funds and deposits with banks	(45)	(3)	(48)	(10)	13	3
Total interest income	2,196	(1,844)	352	4,078	(2,654)	1,424
Interest Expense:
Demand deposits	(3)	(11)	(14)	3	(28)	(25)
Savings deposits	47	(64)	(17)	143	(56)	87
Time deposits	201	(53)	148	366	(313)	53
FHLB borrowings	141	(75)	66	48	93	141
Total interest expense	386	(203)	183	560	(304)	256
Change in net interest income	$1,810	$(1,641)	$169	$3,518	$(2,350)	$1,168

Provision for Loan Losses

Provision expense was $305 thousand during the year ended December 31, 2014 as compared to $19 thousand during the year ended December 31, 2013. This amount reflects our emphasis on highly accurate risk rating processes, early detection of problem loans, accurate assessment of the extent of losses and aggressive management of problem loans through restructures, refinancing to other institutions, or other means of mitigating potential losses. The allowance for loan losses was $1.1 million at December 31, 2014, compared to $1.5 million at December 31, 2013.

An analysis of the changes in the allowance for loan losses is presented under the caption “—Allowance for Loan Losses” on page 26.

Non-interest Income

Non-interest income for the year ended December 31, 2014 was $467 thousand, compared to $300 thousand for the year ended December 31, 2013. The improvement was primarily the result of a net gain on the sale of AFS securities.

The following table sets forth the principal components of non-interest income:

For the years ended December 31, (dollars in thousands)	2014	2013
Service charges on deposit accounts	$123	$132
Net gain on sale of "AFS" securities	177	-
Other fee income, net	167	168
Total non-interest income	$467	$300

Non-interest Expense

Non-interest expense increased $1.2 million to $8.8 million for the year ended December 31, 2014 from $7.6 million for the year ended December 31, 2013. The increase was due primarily to increases of $630 thousand in salaries and benefits, $127 thousand in data processing and communications and $396 thousand in student loan servicing expenses. This increase in salaries and benefits was primarily the result of increased incentive compensation, stock-based compensation and staff additions associated with the Company’s growth strategy.

The following table sets forth the primary components of non-interest expense:

For the years ended December 31, (dollars in thousands)	2014	2013
Salaries and employee benefits	$4,846	$4,216
Professional services	427	501
Occupancy	565	565
Data processing and communications	698	571
FDIC assessment and bank fees	385	388
Bank franchise taxes	102	73
Student loan servicing fees and other loan expenses	671	275
Other real estate expenses, net	46	12
Supplies and equipment	318	274
Insurance	167	166
Directors fees	187	138
Marketing and business development	51	88
Other operating expenses	337	375
Total non-interest expense	$8,800	$7,642

Income Tax Expense

Under the provisions of the Internal Revenue Code, the Company has approximately $18.7 million of net operating loss carryforwards, which will expire if unused beginning in 2024. As of December 31, 2014, net deferred tax assets (“DTA”) of $6.2 million have been fully reserved with a valuation allowance. It is estimated that all of the valuation allowance is available to be reversed if and when it is deemed to be more-likely-than-not that all of the deferred tax asset will be realized. Of the net operating losses that occurred prior to the change in control of BVA in December 2010 and Cordia in April 2014, the amount of the loss carryforward available to offset taxable income is limited to approximately $254,000 per year for twenty years for BVA and zero for Cordia. DTAs related to net operating losses in excess of the amount realizable during the 20 year carryforward period have been written off.

Financial Condition

Loans

Loans represent the largest category of earning assets and typically provide higher yields than the other types of earning assets. Loans carry inherent credit and liquidity risks associated with the creditworthiness of our borrowers and general economic conditions. At December 31, 2014, total loans held for investment (net of allowance for loan losses) were $211.9 million versus $172.5 million at December 31, 2013. There were no loans held for sale at December 31, 2014 and 2013, respectively.

The following table sets forth the composition of the loan portfolio by category at the dates indicated and highlights our general emphasis on commercial and commercial real-estate lending.

	At December 31,
	2014		2013		2012		2011		2010
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial Real Estate:
Acquisition, development and construction	$2,159	1.0%	$3,475	2.0%	$3,313	2.9%	$6,065	5.7%	$9,539	6.9%
Non-owner occupied	51,512	24.2%	28,606	16.4%	30,747	27.2%	30,644	28.7%	30,696	22.3%
Owner occupied	49,582	23.3%	50,500	29.0%	39,570	35.0%	31,790	29.7%	33,924	24.7%
Commercial and industrial	24,153	11.3%	21,085	12.1%	23,488	20.8%	19,492	18.2%	33,125	24.1%
Guaranteed studentloans	64,870	30.5%	55,427	31.9%	-	-	-	-	-	-
Consumer:
Residential mortgage	8,377	3.9%	7,156	4.1%	7,260	6.4%	8,003	7.5%	23,817	17.3%
HELOC	11,074	5.2%	7,250	4.2%	8,395	7.4%	10,298	9.6%	3,886	2.8%
Other	1,232	0.6%	508	0.3%	297	0.3%	655	0.6%	2,566	1.9%
Total loans	212,959	100.0%	174,007	100.0%	113,070	100.0%	106,947	100.0%	137,553	100.0%
Allowance for loan losses	(1,089)		(1,489)		(2,110)		(2,285)		(50)
Total loans, net of allowance for loan losses	$211,870		$172,518		$110,960		$104,662		$137,503

The largest component of the loan portfolio is comprised of various types of commercial real estate loans. At December 31, 2014, commercial real estate loans totaled $103.3 million or 48.5% of the total portfolio. Guaranteed student loans totaled $64.9 million, commercial and industrial loans, totaled $24.2 million and consumer loans, which were comprised principally of residential mortgage and home equity loans, totaled $20.7 million.

At December 31, 2014, single family residential mortgage loans totaled $8.4 million while home equity lines totaled $11.1 million. Residential real estate loans consisted of first and second mortgages on single or multi-family residential dwellings.

Our loan portfolio also includes consumer lines of credit and installment loans. At December 31, 2014, those consumer loans totaled $1.2 million and represented 0.6% of the total loan portfolio.

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

(dollars in thousands)	Within One Year	Over One Year Within Five Years	Over Five Years	Total
Commercial Real Estate:
Acquisition, development and construction	$1,463	$695	$-	$2,158
Other Commercial Real Estate	8,296	34,262	8,997	51,555
Owner occupied	2,350	37,841	9,402	49,593
Commercial and industrial	8,884	12,515	2,791	24,190
Guaranteed student loans	21	1,238	63,611	64,870
Consumer	6,004	9,249	5,502	20,755
Totals	$27,018	$95,800	$90,303	$213,121
Loans maturing after one year with:
Fixed interest rates	$96,584
Floating interest rates	89,519
Total	$186,103

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

Allowance for Loan Losses

At December 31, 2014, our allowance for loan losses (“ALLL”) was $1.1 million, or 0.51% of total loans outstanding and 49.0% of non-performing loans. Excluding the guaranteed portion of the student loan portfolio, ALLL was 0.73% of total loans outstanding less guaranteed student loans. At December 31, 2013, ALLL was $1.5 million, or 0.86% of total loans outstanding and 25.9% of non-performing loans. The decrease of 35 basis points in the allowance for loan losses percentage of total loans was primarily due to a significant decrease in the historical loss experience at year-end December 31, 2014 compared to year-end December 31, 2013.

Management has developed policies and procedures for evaluating the overall quality of the loan portfolio, the timely identification of potential problem credits and impaired loans and the establishment of an appropriate ALLL. The acquired loan portfolio was originally recorded at fair value, which includes a credit mark-to-market, based on the acquisition method of accounting. Loans renewed (performing loans acquired) or originated since the date of our initial investment are evaluated and an appropriate ALLL is established. Any worsening of acquired impaired loans since the date of Cordia’s investment in BVA is evaluated for further impairment. Additional impairment on acquired impaired loans is recorded through the provision for loan losses. Any improvement in cash flows of acquired impaired loans is amortized as a yield adjustment over the remaining life of the loans. A fuller explanation may be found in the table under the caption “Loans With Deteriorated Credit Quality” regarding accretable and nonaccretable discount. Loan losses are charged against the allowance when management believes the uncollectability of a loan is confirmed, which decreases the balance of the allowance. Subsequent recoveries, if any, are credited back to the ALLL.

The ALLL consists of a specific component allocated to impaired loans and a general component allocated to the aggregate of all unimpaired loans. The amount of the ALLL is established through the application of a standardized model, the components of which are: an impairment analysis of identified loans to determine the level of any specific reserves needed on impaired loans, and a broad analysis of historical loss experience, economic factors and portfolio-related environmental factors to determine the level of general reserves needed. The model inputs include an evaluation of historical charge-offs, the current trends in delinquencies, and adverse credit migration and trends in the size and composition of the loan portfolio, including concentrations in higher risk loan types. Results from regulatory exams are also reflected in these assessments.

The ALLL is evaluated quarterly by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the specific borrowers’ ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The use of various estimates and judgments in our ongoing evaluation of the required level of allowance can significantly affect our results of operations and financial condition and may result in either greater provisions to increase the allowance or reduced provisions based upon management’s current view of portfolio and economic conditions and the application of revised estimates and assumptions. The ALLL consists of specific and general components. The specific component relates to loans that are classified as substandard or worse. For such loans that are also classified as impaired, a specific allowance is established. The general component covers loans graded special mention or better and is based on an analysis of historical loss experience, national and local economic factors, and environmental factors specific to the loan portfolio composition.

Changes affecting the ALLL are summarized in the following table.

For the years ended December 31, (dollars in thousands)	2014	2013	2012	2011	2010
Allowance for loan losses at beginning of period	$1,489	$2,110	$2,285	$50	$-

Provision for loan losses	305	19	588	2,763	50

Charge-offs:
Commercial real estate	(120)	(289)	(635)	(528)	-
Commercial and industrial	(485)	-	(286)	-	-
Guaranteed Student Loans	(359)	(94)	-	-	-
Consumer	-	(403)	(223)	-	-
Total charge-offs	(964)	(786)	(1,144)	(528)	-

Recoveries:
Commercial real estate	139	-	346	-	-
Commercial and industrial	91	135	16	-	-
Guaranteed Student Loans	-	-	-	-	-
Consumer	29	11	19	-	-
Total recoveries	259	146	381	-	-
Net charge-offs	(705)	(640)	(763)	(528)	-
Allowance for loan losses at end of period	$1,089	$1,489	$2,110	$2,285	$50

Allowance for loan losses to non-performing loans	49.0%	37.8%	36.8%	28.7%	0.7%
Allowance for loan losses to total loans outstanding at end of period	0.51%	0.86%	1.87%	2.14%	0.04%
Net charge-offs to average loans during the period	0.36%	0.38%	0.70%	0.43%	NA

Included in the above table is the activity related to the portion of ALLL for loans acquired with deteriorated credit quality. Because of the nature and limited number of these loans, they are individually evaluated for additional impairment on a quarterly basis. Activity related only to that portion of the ALLL is as follows:

Years ended December 31, (dollars in thousands)	2014	2013	2012	2011	2010
Allowance for loan losses at beginning of period	$234	$537	$387	$910	$-
Provision for loan losses	(7)	(14)	406	-	-

Charge-offs:
Commercial real estate	(120)	(289)	(229)	(523)	-
Commercial and industrial	(17)	-	-	-	-
Consumer	-	-	(27)	-	-
Total charge-offs	(137)	(289)	(256)	(523)	-

Recoveries:
Commercial real estate	-	-	-	-	-
Commercial and industrial	-	-	-	-	-
Consumer	-	-	-	-	-
Total recoveries	-	-	-	-	-
Net charge-offs	(137)	(289)	(256)	(523)	-
Allowance for loan losses at end of period	$90	$234	$537	$387	-

The table below provides the breakout of the allowance for loan losses by portfolio class.

	At December 31, 2014			At December 31, 2013			At December 31, 2012			At December 31, 2011			At December 31, 2010
(dollars in thousands)	Amount	% of Allowance to total allowance	% of Loans in category to total loans	Amount	% of Allowance to total allowance	% of Loans in category to total loans	Amount	% of Allowance to total allowance	% of Loans in category to total loans	Amount	% of Allowance to total allowance	% of Loans in category to total loans	Amount	% of Allowance to total allowance	% of Loans in category to total loans
Commercial real estate	$392	36%	49%	$661	45%	48%	$810	38%	65%	$1,016	44%	64%	$50	100%	54%
Commercial and industrial	357	33%	11%	377	25%	12%	782	37%	21%	685	30%	18%	-	-	24%
Guaranteed Student Loans	144	13%	30%	268	18%	32%	-	-	-	-	-	-	-	-	-
Consumer	196	18%	10%	183	12%	8%	518	25%	14%	584	26%	18%	-	-	22%
Total allowance for loan losses	$1,089	100%	100%	$1,489	100%	100%	$2,110	100%	100%	$2,285	100%	100%	$50	100%	100%

Asset Quality

Risk Rating Process

On a quarterly basis, the process of estimating the allowance for loan losses begins with review of the risk rating assigned to individual loans. Through this process, loans graded substandard or worse are evaluated for impairment in accordance with ASC Topic 310 “Accounting by Creditors for Impairment of a Loan.” Refer to Note 4 of the Notes to the Consolidated Financial Statements for more detail.

The following is the distribution of loans by credit quality and class as of:

December 31, 2014 (dollars in thousands)	Commercial Real Estate					Consumer
Credit quality class	Acq-Dev Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
1 Highest quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
2 Above average quality	-	2,225	2,788	2,498	64,870	24	1,394	719	74,518
3 Satisfactory	458	30,473	26,608	14,883	-	3,325	6,140	425	82,312
4 Pass	476	17,236	16,986	5,593	-	4,768	2,589	88	47,736
5 Special mention	-	123	-	68	-	75	319	-	585
6 Substandard	267	-	-	142	-	-	268	-	677
7 Doubtful	-	-	-	-	-	-	-	-	-
	1,201	50,057	46,382	23,184	64,870	8,192	10,710	1,232	205,828
Loans acquired with deteriorating credit quality	958	1,455	3,200	969	-	185	364	-	7,131
Total loans	$2,159	$51,512	$49,582	$24,153	$64,870	$8,377	$11,074	$1,232	$212,959

December 31, 2013 (dollars in thousands)	Commercial Real Estate					Consumer
Credit quality class	Acq-Dev Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
1 Highest quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
2 Above average quality	-	2,078	2,966	2,170	55,427	73	205	80	62,999
3 Satisfactory	325	10,563	25,264	8,290	-	3,965	3,541	350	52,298
4 Pass	1,500	12,990	14,606	8,128	-	2,710	2,243	78	42,255
5 Special mention	299	1,449	3,486	268	-	203	630	-	6,335
6 Substandard	267	-	336	759	-	15	177	-	1,554
7 Doubtful	-	-	-	-	-	-	-	-	-
	2,391	27,080	46,658	19,615	55,427	6,966	6,796	508	165,441
Loans acquired with deteriorating credit quality	1,084	1,526	3,842	1,470	-	190	454	-	8,566
Total loans	$3,475	$28,606	$50,500	$21,085	$55,427	$7,156	$7,250	$508	$174,007

As shown in the tables above, substandard and worse loans were $677 thousand at December 31, 2014, or 0.3% of the total loan portfolio. This compares to $1.6 million or 0.9% at December 31, 2013. Special mention loans decreased $5.8 million from $6.3 million at December 31, 2013 to $585 thousand at December 31, 2014 and loans graded “pass” or better increased $47.0 million to $204.6 million at December 31, 2014 as compared to $157.6 million at December 31, 2013. The decrease in special mention loans is due to loans that have been re-underwritten and reclassified to pass grade. Loans acquired by Cordia in December 2010 with deteriorating credit quality have declined $1.5 million from $8.6 million at December 31, 2013 to $7.1 million at December 31, 2013. The majority of these loans are now pass rated performing credits.

The Bank has continued to employ a third party loan review firm for annual reviews and periodic special assignments.  The most recent review was completed in May 2014, with another review scheduled during the second quarter of 2015.  The scope of the 2014 loan file review totaled approximately 70% of the Bank’s exposure and included the following:

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

Nonperforming Assets

The past due status of a loan is based on the contractual due date of the most delinquent payment due. Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-secured and in the process of collection. Loans greater than 90 days past due may remain on an accrual status if management determines it has adequate collateral and cash flow to cover the principal and interest or the borrower is in the process of refinancing. If a loan or a portion of a loan that is delinquent more than 90 days is adversely classified, or is partially charged off, the loan is generally classified as nonaccrual. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the full collectability of principal and interest of a loan, it is placed on nonaccrual status immediately, rather than delaying such action until the loans become 90 days past due.

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

Loans placed on non-accrual status generally may be returned to accrual status after:

•	payments are received for approximately six (6) consecutive months in accordance with the loan documents, and any doubt as to the loan's full collectability has been removed; or

•	the loan is restructured and supported by a well-documented credit evaluation of the borrower's financial condition and the prospects for full payment.

When a restructured loan is returned to accrual status after restructuring, the risk rating remains unchanged until a satisfactory payment history is re-established, typically for approximately six months, at which time it is returned to accrual status.

Nonperforming assets totaled $3.9 million or 1.2% of total assets at December 31, 2014 and are comprised of non-accrual loans of $2.2 million and real estate owned of $1.6 million. The balance of nonperforming assets at December 31, 2013 was $7.3 million or 3.1% of total assets. The decrease in nonperforming loans at December 31, 2014 from December 31, 2013 was a result of management’s aggressive approach to workout and resolution of problem loans coupled with growth in total assets.

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

A summary of nonperforming assets, including troubled debt restructurings, as of the dates indicated follows:

	Years ended December 31,
(dollars in thousands)	2014	2013	2012	2011	2010
Non-accrual troubled debt restructurings	$-	$119	$-	$446	$-
Other non-accrual loans	2,221	3,815	5,471	7,503	6,915
Total non-accrual loans	2,221	3,934	5,471	7,949	6,915
Real estate owned	1,641	1,545	1,768	1,262	551
Total non-performing assets	$3,862	$5,479	$7,239	$9,211	$7,466

Total non-accrual loans to total loans	1.04%	2.26%	4.84%	7.43%	5.03%
Total non-accrual loans to total assets	0.70%	1.67%	3.06%	4.80%	3.25%
Total non-performing assets to total assets	1.21%	2.33%	4.05%	5.56%	3.51%

Accruing troubled debt restructurings	$1,260	$1,837	$2,060	$2,530	$-

Total loans	$212,959	$174,007	$113,070	$106,947	$137,553
Total assets	$318,600	$235,148	$178,696	$165,551	$212,526

Student loans with a past due balance greater than 90 days are not included in the balance of nonperforming assets. Guaranteed student loans accrue interest until the date the guaranty is paid. The guarantor’s payment covers approximately 98% of principal and accrued interest. Upon receipt of payment, the unguaranteed portion is charged off to the ALLL.

Loans With Deteriorated Credit Quality

In the acquisition of BVA certain loans were acquired which showed evidence of deterioration in credit quality. These loans are accounted for under the guidance of ASC 310-30. Information related to these loans as of the dates indicated is provided in the following table.

At December 31, (dollars in thousands)	2014	2013
Contract principal balance	$7,178	$8,689
Accretable yield	(42)	(62)
Nonaccretable difference	(5)	(61)
Book value of loans	$7,131	$8,566

Investment Securities

Our investment portfolio consists of U.S. agency debt and agency guaranteed mortgage-backed securities. Our investment security portfolio includes securities classified as available for sale as well as securities classified as held to maturity. The total securities portfolio (excluding restricted securities) was $74.2 million at December 31, 2014 as compared to $39.3 million at December 31, 2013. At December 31, 2014, the securities portfolio consisted of $53.5 million of securities available for sale and $20.7 million of securities held to maturity.

 Amortized cost and fair values of securities available for sale are as follows:

	Years end December 31,
	2014		2013		2012
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government agencies	$2,705	$2,689	$7,038	$7,041	$3,425	$3,455
Agency guaranteed mortgage-backed securities	50,960	50,794	17,578	17,526	15,007	15,056
Total	$53,665	$53,483	$24,616	$24,567	$18,432	$18,511

Carrying value and fair value of securities held to maturity are as follows:

	Years end December 31,
	2014		2013		2012
(dollars in thousands)	Carry Value	Fair Value	Carry Value	Fair Value	Carry Value	Fair Value
Agency guaranteed mortgage-backed securities	$20,716	$21,047	$14,753	$14,597	$-	$-
Total	$20,716	$21,047	$14,753	$14,597	$-	$-

The portfolio is available to support liquidity needs of BVA as well as a source of interest income. During 2014, the Company sold $23.4 million of available for sale securities and recognized a gain of $177 thousand in noninterest income. During 2013, sales of available securities were $3.3 million with no material gains or losses recognized.

As of December 31, 2014, we had gross unrealized losses of $204 thousand and $2 thousand on our available for sale and held to maturity securities portfolios, respectively. As of December 31, 2014, we had $45 thousand of unrealized losses greater than 12 months on our available for sale portfolio and had no material unrealized losses greater than 12 months on our held to maturity portfolio. All of the unrealized losses are attributable to increases in interest rates and not to credit deterioration. Currently, we do not believe that it is probable that we will be unable to collect all amounts due according to the contractual terms of the investments. Because the decline in market value is attributable to changes in interest rates and not to credit quality and because it is not likely we will be required to sell the investments before recovery of their amortized cost bases, we do not consider these investments to be other-than-temporarily impaired at December 31, 2014. See Note 3. Securities for more information on unrealized losses on the securities portfolio.

The following tables set forth the scheduled maturities and average yields of securities available for sale at December 31, 2014.

	Within one year		After one year within five years		After five years within ten years		After ten years
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total
U.S. Government agencies	$-	-	$-	-	$-	-	$2,689	1.47%	$2,689
Agency guaranteed mortgage-backed securities	-	-	1,030	1.15%	335	1.38%	49,429	1.99%	50,794
Total	$-	-	$1,030	1.15%	$335	1.38%	$52,118	1.96%	$53,483

The following tables set forth the scheduled maturities and average yields of securities held to maturity at December 31, 2014.

	Within one year		After one year within five years		After five years within ten years		After ten years
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total
Agency guaranteed mortgage-backed securities	-	-	-	-	3,696	2.98%	17,020	2.60%	20,716
Total	$-	-	$-	-	$3,696	2.98%	$17,020	2.60%	$20,716

Deposits and Other Interest-Bearing Liabilities

At December 31, 2014, total deposits were $265.6 million, compared to $210.8 million at December 31, 2013. Core deposits, which by FDIC guidelines exclude certificates of deposit of $250,000 or more and insured brokered deposits, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $234.8 million at December 31, 2014, or 88.4% of total deposits, compared to $194.5 million at December 31, 2013, or 92.3% of total deposits. Deposits, including core deposits, have been the primary source of funding and have enabled us to successfully meet both our short-term and long-term liquidity needs. During the year ended December 31, 2014, money market deposits increased $22.0 million, of which $13.0 million was insured brokered deposits. In addition, during the year ended December 31, 2014, time deposits increased by $24.3 million. Our loan-to-deposit ratio was 80.2% at December 31, 2014 and 82.5% at December 31, 2013.

The following table sets forth our deposits by category at the dates indicated.

	At December 31,
	2014		2013		2012
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest bearing demand accounts	$30,709	12%	$22,845	11%	$19,498	12%
NOW accounts	13,239	5%	13,072	6%	14,830	10%
Savings and money market accounts	70,100	26%	47,613	23%	24,563	16%
Times deposits - less than $100,000	49,557	19%	51,053	24%	54,142	35%
Times deposits - $100,000 or more	101,998	38%	76,231	36%	41,395	27%
Total	$265,603	100%	$210,814	100%	$154,428	100%

At December 31, 2014, 57.9% of our time deposits over $100,000 had maturities within twelve months. Large certificate of deposit customers tend to be more sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes in comparison to core deposits.

The maturity distribution of our time deposits of $100,000 or more and other time deposits at December 31, 2014, is set forth in the following table:

(dollars in thousands)	Time Deposits less than $100,000	Time Deposits $100,000 or more	Total
Months to maturity:
Three months or less	$8,221	$21,798	$30,019
Over three months to twelve months	19,978	37,210	57,188
Over twelve months to three years	17,839	35,836	53,675
Over three years	3,519	7,154	10,673
Total	$49,557	$101,998	$151,555

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

BVA’s deposit base grew by 26.0% from $210.8 million at December 31, 2013 to $265.6 million at December 31, 2014. The growth in deposits was primarily driven by growth in savings and money market accounts and time deposits in excess of $100,000. Savings and money market accounts grew 47.2% from $47.6 million at December 31, 2013 to $70.1 million at December 31, 2014. Time deposits in excess of $100,000 grew 33.8% from $76.2 million at December 31, 2013 to $102.0 million at December 31, 2014. As BVA looks to implement other loan growth initiatives, it has developed several funding strategies, including judicious use of brokered and direct certificates of deposits, to augment core deposit growth and further reduce the cost of funds. Development of several sources of funding beyond core deposit growth ensures maximum liquidity access without dependence on higher cost sources of funds.

BVA maintains an investment portfolio of available for sale marketable securities that may be used for liquidity purposes by either pledging them through repurchase transactions against borrowings from the FHLB or a correspondent bank or by selling them on the open market. Those securities consist primarily of U.S. Government agency debt securities. To the extent any securities are pledged against borrowing from one credit facility, the borrowing ability of other secured borrowing facilities would be reduced by a like amount.

Borrowings

As of December 31, 2014, BVA had a total of $22.5 million committed repurchase lines with correspondent banks through which borrowings could be made against the pledge of marketable securities subject to mark-to-market valuations and standard collateral borrowing ratios. These lines were unused during 2013 and 2014 and remain fully available. BVA also maintains a $2.5 million unsecured line of credit as well as a $2.0 million unsecured lines of credit with other correspondent banks that were available for direct borrowings or Federal Funds purchased.

BVA is a member of the Federal Home Loan Bank of Atlanta (FHLB), which provides access to additional lines of credit and other products offered by the FHLB. These borrowings are largely secured by BVA’s loan portfolio. The FHLB maintains a blanket security agreement on qualifying collateral. As of December 31, 2014 and 2013, BVA had $25.0 million and $10.0 million in secured borrowings outstanding, at a stated average interest rate of 1.25%, with the FHLB Atlanta against pledged eligible mortgage loan collateral and investment securities. As of December 31, 2014, BVA had a total credit availability of $35.2 million at the FHLB which could be accessed through pledging a combination of eligible mortgage loan collateral and investment securities. The FHLB offers a variety of floating and fixed rate loans at terms ranging from overnight to 20 years; therefore, BVA can match borrowings mitigating interest rate risk.

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

Quantitative measures established by regulation to ensure capital adequacy require financial institutions to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). At December 31, 2014 and December 31, 2013, BVA met all capital adequacy requirements to which it was subject. BVA is also required to maintain capital at a minimum level as a proportion of quarterly average assets, which is known as the leverage ratio. The minimum levels to be considered well-capitalized are 5% for tier 1 leverage ratio, 6% for tier 1 risk-based capital ratio, and 10% for total risk-based capital ratio.

BVA exceeded all the regulatory capital requirements at the dates indicated and was considered well-capitalized, as set forth in the following table. Cordia completed a capital raise of $15.4 million on April 10, 2014. A substantial portion of the proceeds were invested in BVA, resulting in BVA having capital ratios as of December 31, 2014 that are materially higher than the capital ratios as of December 31, 2013.

	Minumum Requirements
At December 31, (dollars in thousands)	Well Capitalized	Adequately Capitalized	2014	2013
Tier 1 capital			$25,985	$14,127
Tier 2 capital			1,089	1,489
Total qualifying capital			$27,074	$15,616
Total risk-adjusted assets			$174,476	$138,869

Tier 1 leverage ratio	5%	4%	8.24%	6.09%
Tier 1 risked-based capital ratio	6%	4%	14.89%	10.17%
Total risk-based capital ratio	10%	8%	15.52%	11.25%

Cordia is considered a small bank holding company, based on its asset size under $500 million. Accordingly it is exempt from Federal regulatory guidelines related to leverage ratios and risk-based capital.

Interest Rate Sensitivity

The pricing and maturity of assets and liabilities are monitored and managed in order to diminish the potential adverse impact that changes in rates could have on net interest income. The principal monitoring techniques employed by BVA are the Economic Value of Equity (“EVE”) and Net Interest Income or Earnings at Risk (“NII” or “EaR”). EVE and NII are cash flow and earnings simulation modeling techniques which predict likely economic outcomes given various interest rate scenarios.

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

Application of a 200 basis point rate increase would result in an 11.1% increase in net interest income at December 31, 2014, as compared to a 11.6% increase at December 31, 2013. A 200 basis point rate increase would result in the depreciation of the Bank’s equity value by 5.9% at December 31, 2014 compared to a depreciation of 15.1% at December 31, 2013.

Off-Balance Sheet Risk/Commitments and Contingencies

Through our operations, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At December 31, 2014, we had issued commitments to extend credit of $15.6 million through various types of commercial lending arrangements. The majority of these commitments to extend credit had variable rates.

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

Contractual obligations as of December 31, 2014 are summarized in the following table.

	Payments due by period
(Dollars in thousands)	Within one year	After one year within three years	After three year within five years	After five years	Total
Time deposits	$87,207	$53,675	$10,673	$-	$151,555
Operating lease obligations	334	588	433	-	1,355
Total	$87,541	$54,263	$11,106	$-	$152,910

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

Acquired Loans with Specific Credit-Related Deterioration.

Acquired loans with specific credit deterioration are accounted for by Cordia in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 310-30. Certain acquired loans, those for which specific credit-related deterioration, since origination, is identified, are recorded at fair value reflecting the present value of the amounts expected to be collected. Income recognition on these loans is based on a reasonable expectation about the timing and amount of cash flows to be collected. Acquired loans deemed impaired and considered collateral dependent, with the timing of the sale of loan collateral indeterminate, remain on non-accrual status and have no accretable yield.

Allowance for Loan Losses

We monitor and maintain an allowance for loan losses (“ALLL”) to absorb losses inherent in the loan portfolio. We maintain policies and procedures that address the systems of controls over the following areas of maintenance of the ALLL: the systematic methodology used to determine the appropriate level of the ALLL to provide assurance they are maintained in accordance with accounting principles generally accepted in the United States of America; the accounting policies for loan charge-offs and recoveries; the assessment and measurement of impairment in the loan portfolio; and the loan grading system.

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

The amount of estimated impairment for individually evaluated loans and pools of loans is added together for a total estimate of loan losses. This estimate of losses is compared to our ALLL as of the evaluation date and, if the estimate of losses is greater than the ALLL, an additional provision to the allowance would be made through a charge to the income statement. If the estimate of losses is less than the existing allowance, the degree to which the ALLL exceeds the estimate is evaluated to determine whether the ALLL falls outside a range of estimates. If the estimate of losses is below the range of reasonable estimates, the ALLL is reduced by way of a credit to the provision for loan losses. We recognize the inherent imprecision in estimates of losses due to various uncertainties and variability related to the factors used, and therefore a reasonable range around the estimate of losses is derived and used to ascertain whether the ALLL is materially overstated. If different assumptions or conditions were to prevail and it is determined that the ALLL is not adequate to absorb the new estimate of probable losses, an additional provision for loan losses would be made in future periods. These additional provisions may be material to the Financial Statements.

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

Item 8.	Financial Statements and Supplementary Data

Cordia Bancorp

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	December 31, 2014	December 31, 2013
Assets
Cash and due from banks	$5,484	$5,290
Federal funds sold and interest-bearing deposits with banks	16,363	8,694
Total cash and cash equivalents	21,847	13,984
Securities available for sale, at fair market value	53,483	24,567
Securities held to maturity, at cost (fair value $21,047 and $14,597 at December 31, 2014 and 2013, respectively)	20,716	14,753
Restricted securities	2,092	1,074
Loans net of allowance for loan losses of $1,089 and $1,489 at December 31, 2014 and 2013, respectively	211,870	172,518
Premises and equipment, net	4,432	4,464
Accrued interest receivable	2,040	1,655
Other real estate owned, net of valuation allowance	1,641	1,545
Other assets	479	588
Total assets	$318,600	$235,148

Liabilities and stockholders' equity
Deposits
Non-interest bearing	$30,709	$22,845
Savings and interest-bearing demand	83,339	60,685
Time deposits	151,555	127,284
Total deposits	265,603	210,814
Accrued expenses and other liabilities	861	1,047
FHLB borrowings	25,000	10,000
Total liabilities	291,464	221,861

Stockholders' equity
Preferred stock, 2,000 shares authorized, $0.01 par value, none issued and outstanding	-	-
Common stock:
Common stock - 120,000,000 shares authorized, $0.01 par value, 5,103,669 and 2,788,302 shares were outstanding at December 31, 2014 and 2013, respectively	51	28
Nonvoting common stock - 5,000,000 shares authorized, $0.01 par value, 1,400,437 and 0 shares were outstanding at December 31, 2014 and 2013, respectively	14	-
Additional paid-in capital	32,956	18,648
Retained deficit	(5,417)	(5,005)
Accumulated other comprehensive loss	(468)	(384)
Total stockholders' equity	27,136	13,287
Total liabilities and stockholders' equity	$318,600	$235,148

See Notes to the Consolidated Financial Statements

Cordia Bancorp

Consolidated Statements of Operations

For the years ended December 31, (dollars in thousands, except per share data)

	2014	2013
Interest income
Interest and fees on loans	$8,923	$9,366
Investment securities	1,269	426
Federal funds sold and deposits with banks	25	73
Total interest income	10,217	9,865
Interest expense
Interest on deposits	1,761	1,644
Interest on FHLB borrowings	230	164
Total interest expense	1,991	1,808
Net interest income	8,226	8,057
Provision for loan losses	305	19
Net interest income after provision for loan losses	7,921	8,038
Non-interest income
Service charges on deposit accounts	123	132
Net gain on sale of available for sale securities	177	-
Other fee income	167	168
Total non-interest income	467	300
Non-interest expense
Salaries and employee benefits	4,846	4,216
Professional services	427	501
Occupancy	565	565
Data processing and communications	698	571
FDIC assessment and bank fees	385	388
Bank franchise taxes	102	73
Student loan servicing fees and other loan expenses	671	275
Other real estate expenses, net	46	12
Supplies and equipment	318	274
Insurance	167	166
Director's fees	187	138
Marketing and business development	51	88
Other operating expenses	337	375
Total non-interest expense	8,800	7,642
Net income (loss) before income taxes	(412)	696
Income taxes	-	-
Net income (loss)	$(412)	$696
Basic net income (loss) per common share	$(0.09)	$0.27
Diluted net income (loss) per common share	$(0.09)	$0.27
Weighted average shares outstanding, basic	4,675,468	2,602,357
Weighted average shares outstanding, diluted	4,675,468	2,615,387

See Notes to the Consolidatd Financial Statements

Cordia Bancorp

Consolidated Statement of Comprenhensive Income (Loss)

For the years ended December 31, (dollars in thousands)

	2014	2013
Net income (loss)	$(412)	$696

Other comprehensive loss
Unrealized losses on available for sale securities arising during period	(309)	(448)
Less: reclassification adjustment for net secuirties gains included in net income	177	-
Add: Amortization of available for sale to held to maturiy reclassification adjustment	48	8
Total other comprehensive loss	(84)	(440)

Comprehensive income (loss)	$(496)	$256

See Notes to the Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders' Equity

For the years ended December 31, 2014 and 2013 (dollars in thousands)

	Preferred Stock	Common Stock - Voting	Common Stock - Nonvoting	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total
Balance, December 31, 2012	$-	$21	$-	$14,428	$(5,701)	$56	$4,335	$13,139
Net income	-	-	-	-	696	-	-	696
Other comprehensive loss	-	-	-	-	-	(440)	-	(440)
Exchange of Bank of Virginia common stock for Cordia common stock, net of stock issuance costs	-	7	-	4,121	-	-	(4,335)	(207)
Stock-based compensation	-	-	-	99	-	-	-	99
Balance, December 31, 2013	$-	$28	$-	$18,648	$(5,005)	$(384)	$-	$13,287
Net loss	-	-	-	-	(412)	-	-	(412)
Other comprehensive loss	-	-	-	-	-	(84)	-	(84)
Issuance of preferred stock	14,135	-	-	-	-	-	-	14,135
Redemption of preferred stock	(14,135)	-	-	-	-	-	-	(14,135)
Issuance of common stock		23	14	14,038				14,075
Stock-based compensation	-	-	-	270	-	-	-	270
Balance, December 31, 2014	$-	$51	$14	$32,956	$(5,417)	$(468)	$-	$27,136

See Notes to the Consolidated Financial Statements

Cordia Bancorp

Consolidated Statements of Cash Flows

For the years ended December 31,2014 and 2013 (dollars in thousands)

	2014	2013
Cash flows from operating activities:
Net income (loss)	$(412)	$696
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities
Net amortization of premium on investment securities	366	162
Purchase accounting accretion, net	(291)	(924)
Depreciation	294	279
Provision for loan losses	305	19
Gain on available for securities	(177)	-
Gain on sale of other real estate owned	-	(36)
Other real estate owned valuation adjustment	(13)	-
Stock based compensation	270	99
Net change in loans held for sale	-	28,949
Changes in assets and liabilities:
Increase in accrued interest receivable	(385)	(1,236)
Decrease in other assets	109	48
(Increase) decrease in accrued expenses and other liabilities	(92)	12
Net cash (used in) provided by operating activities	(26)	28,068
Cash flows from investing activities:
Purchase of securities available for sale	(58,624)	(23,565)
Purchase of securities held to maturity	(7,686)	(5,135)
(Purchase) redemptions of restricted securities, net	(1,018)	82
Proceeds from sales, maturities, and paydowns of securities available for sale	29,458	7,088
Proceeds from payments/maturities of securities held to maturity	1,700	125
Proceeds from sale of other real estate owned	-	259
Net increase in commercial and consumer loans	(29,713)	(5,378)
Net increase in purchased guaranteed student loans	(9,802)	(55,510)
Purchase of premises and equipment	(254)	(343)
Net cash used in investing activities	(75,939)	(82,377)
Cash flows from financing activities:
Proceeds from sale of stock (stock issuance costs), net	14,075	(207)
Net increase in demand savings, interest-bearing checking and money market deposits	30,123	24,603
Net increase in time deposits	24,630	31,916
Proceeds from FHLB advances	15,000	-
Net cash provided by investing activities	83,828	56,312
Net increase in cash and cash equivalents	7,863	2,003
Cash and cash equivalents, beginning of period	13,984	11,981
Cash and cash equivalents, end of period	$21,847	$13,984
Supplemental disclosure of cash flow information
Cash payments for interest	$1,973	$1,838
Supplemental disclosure of noninvesting activities
Fair value adjustments for securities	$(309)	$(448)
Loans transferred to other real estate owned	$(83)	$-
Transfer of securities from available for sale to held to maturity	$-	$(9,740)

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

On December 10, 2010, Cordia purchased $10.3 million of BVA’s common stock at a price of $7.60 per Bank share, resulting in the ownership of 59.8% of the outstanding shares. On August 28, 2012, Cordia purchased an additional $3.0 million of BVA common stock at a price of $3.60 per share.

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

On April 10, 2014, Cordia completed the sale of approximately 363 shares of Mandatorily Convertible, Noncumulative, Nonvoting, Perpetual Preferred Stock, Series A, $0.01 par value per share, to accredited investors at a purchase price of $42,500 per share for total gross proceeds of $15.4 million. The capital raise included investments by 100% of Cordia’s directors. The net proceeds of the offering are being used primarily to support the second phase of its organic growth strategy in BVA.

On June 25, 2014, upon stockholder approval, each share of Series A Preferred Stock mandatorily converted into 10,000 shares of Cordia’s common stock at a conversion price of $4.25 per share, for a total issuance of approximately 3,629,871 new shares of common stock, of which 2,229,434 are voting and 1,400,437 are nonvoting. The holders of the Series A Preferred Stock did not receive any dividends under the provisions of the stock purchase agreements.

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

Cordia Bancorp

Notes to Consolidated Financial Statements

(d) Loans Held For Sale

Secondary market mortgage loans are designated as held for sale at the time of their origination. These loans are pre-sold with servicing released and the Company does not retain any interest after the loans are sold. These loans consist primarily of fixed-rate, single-family residential mortgage loans which meet the underwriting characteristics of certain government–sponsored enterprises (conforming loans). In addition, the Company requires a firm purchase commitment from a permanent investor before a loan can be committed, thus limiting interest rate risk. Loans held for sale are carried at the lower of cost or fair value. Gains on sales of loans are recognized at the loan closing date and are included in noninterest income. The company did not have any loans classified as held for sale as of December 31, 2014 or 2013.

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

The Company was licensed by the U.S. Department of Education as a rehabilitated student lender effective November 2012. In the first quarter of 2013, the Company began purchasing rehabilitated student loans guaranteed by the U.S. Department of Education. The guarantee covers approximately 98% of principal and accrued interest. The unguaranteed principal balance of these loans was approximately $1.3 million at December 31, 2014 and $1.1 million at December 31, 2013. The company ceased purchasing rehabilitated, federally guaranteed student loans in April 2014.

The past due status of a loan is based on the contractual due date of the most delinquent payment due. Each loan will be placed in one of the following categories: current, 1-29 days past due, 30-59 days past due, 60-89 days past due and 90 days and over past due. Generally, the accrual of interest on a loan is discontinued at the time the loan becomes 90 days delinquent unless the credit is well-secured or in process of collection or refinancing. Due to the guaranty by the U.S. Department of Education, Guaranteed Student Loans continue to accrue interest up until payment is received from the guarantor.

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

In situations where, for economic or legal reasons related to a borrower’s financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a troubled debt restructuring (TDR). Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance, re-amortization, and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted below for impaired loans. There were four loans with an aggregate principal balance of $1.3 million classified as TDRs as of December 31, 2014, while there were five loans with an aggregate principal balance of $2.0 million classified as TDRs as of December 31, 2013.

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

Cordia Bancorp

Notes to Consolidated Financial Statements

The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the “nonaccretable difference,” and is not recorded. Any excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable yield and is recognized as interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses, while subsequent increases in cash flows may result in a reversal of post-acquisition provision for loan losses, or a transfer from nonaccretable difference to accretable yield.

(f) Allowance for Loan Losses

The allowance for loan losses (“ALLL”) is increased by charges to income and decreased by charge-offs, net of recoveries. The ALLL is established and maintained at a level management deems adequate to cover probable losses inherent in the portfolio as of the balance sheet date and is based on management’s evaluation of the risks in the loan portfolio and changes in the nature and volume of loan activity. There are risks inherent in all loans, so an ALLL is maintained for loans to absorb probable losses on existing loans that may become uncollectible. The ALLL is established and maintained as losses are estimated to have occurred through a provision for loan losses charged to earnings, which increases the balance of the ALLL. Loan losses for all segments are charged against the ALLL when management believes the uncollectability of a loan is confirmed, which decreases the balance of the ALLL. Subsequent recoveries, if any, are credited back to the ALLL.

The amount of the ALLL is established through the application of a standardized model, the components of which are: an impairment analysis of specific loans to determine the level of any specific reserves needed and an estimate of the general reserves needed which consists of a weighted average of historical loss experience and adjustments for economic and environmental factors.

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

In order for the ALLL methodology to be considered valid and for Management to make the determination if any deficiencies exist in the process, the Bank at a minimum requires:

-	A review of trends in loan volume, delinquencies, restructurings and concentrations;
-	Tests of source documents and underlying assumptions to determine that the established methodology develops reasonable loss estimates; and
-	An evaluation of the appraisal process of the underlying collateral which may be accomplished by periodically comparing the appraised value to the actual sales price on selected properties sold.
-	Accurate loan risk ratings

Note 4 includes an additional discussion of how the ALLL is quantified. The use of various estimates and judgments in the Bank’s ongoing evaluation of the required level of ALLL can significantly affect the Bank’s results of operations and financial condition and may result in either greater provisions against earnings to increase the ALLL or reduced provisions based upon management’s current view of portfolio and economic conditions and the application of revised estimates and assumptions.

The specific component of the ALLL relates to loans that are classified as either doubtful, substandard or TDR. For such loans that are also classified as impaired, a loan level allowance is established. The evaluation of the need for a specific reserve involves the identification of impaired loans and an analysis of those loans’ repayment capacity from both primary (cash flow) and secondary (real estate and non-real estate collateral or guarantors) sources and making specific reserve allocations to impaired loans that exhibit inherent weaknesses and various other elevated credit risk factors. All available collateral is analyzed and valued, with discounts applied according to the age of any real estate appraisals or the liquidity of other asset classes. The analysis is compared to the aggregate Bank loan exposure, giving consideration to the Bank’s lien preference and other actual and contingent obligations of the borrower. Any loan guarantors are rated and their value weighted based on an analysis of the guarantor’s net worth, including liabilities, liquid assets, and annual cash flows and total contingent liabilities.

Cordia Bancorp

Notes to Consolidated Financial Statements

A loan is considered impaired when it is probable that the Bank will be unable to collect all amounts when due according to the contractual terms of the loan agreement. We do not consider a loan impaired during a period of insignificant delay in payment if we expect the ultimate collection of all amounts due. Impairment is measured as the difference between the recorded investment in the loan and the evaluation of the present value of expected future cash flows or the observable market price of the loan or collateral value of the impaired loan when that cash flow or collateral value is lower than the carrying value of that loan. Loans that are collateral dependent, that is, loans where repayment is expected to be provided solely by the underlying collateral, and for which management has determined foreclosure is probable, are measured for impairment based on the fair value of the collateral as described above.

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

A component of the general reserve for unimpaired loans is established based on a weighted average historical loss factor for the prior twelve quarters (with more weight given to the more recent quarters) and the level of unimpaired loans. Management applies a 45% weighting to the most recent four quarters, a 35% weighting to the next four quarters and a 20% weighting to the most distant four of the prior twelve quarters when calculating this component of the general reserve.

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

(h) Other Real Estate Owned

Assets acquired through loan foreclosure are held for sale. They are initially recorded at fair market value at the date of foreclosure, less estimated selling costs thus establishing a new cost basis. Subsequent to foreclosure, valuations of the assets are periodically performed by management. Adjustments are made to the lower of the carrying amount or fair market value of the assets less selling costs. Revenue and expenses from operations and sales are included in other real estate expenses, net in the statement of operations. The Bank’s investment in foreclosed assets totaled $1.6 million and $1.5 million at December 31, 2014 and 2013, respectively.

(i) Goodwill and Other Intangibles

FASB ASC 805, Business Combinations, requires that the acquisition method of accounting be used for all business combinations. With acquisitions, the Company is required to record assets acquired, including any intangible assets, and liabilities assumed at fair value, which involves relying on estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analysis or other valuation methods. The Company records goodwill per ASC 350, Intangibles-Goodwill and Others. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value-based test. Additionally, under ASC 350, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the assets can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful lives. Goodwill was determined to be impaired in December 2011 at the annual impairment evaluation and was written off in its entirely at that time. Core deposit intangibles of $104 thousand and $139 thousand are included in other assets at December 31, 2014 and 2013, respectively.

Cordia Bancorp

Notes to Consolidated Financial Statements

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the positions taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is recognized as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. As of December 31, 2014 and 2013, the Company had recorded no such liability.

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

(l) Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income (loss). Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income (loss), are components of comprehensive income (loss).

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

Options to purchase 145 thousand shares of the Company’s common stock were not included in the computation of earnings per share in 2014 because the effect would have been anti-dilutive due to the loss. Options to purchase 116 thousand shares of the Company’s common stock were not included in the computation of earnings per share in 2013 because the share awards exercise prices exceeded the average market price of the Company’s common stock for the period and, therefore, the effect would have been anti-dilutive.

For the years ended December 31, 2014 and 2013, 578,125 shares of unvested common stock were excluded from the computation of basic and diluted earnings per common share as they are performance based and deemed unlikely to vest. All other vested and nonvested restricted common shares, which carry all rights and privilege of a stockholder with respect to the stock, including the right to vote, were included in both the basic and diluted earnings per common share calculations.

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

The calculation for basic and diluted earnings per common share for the years ended December 31, are as follows:

(dollars in thousands)	2014	2013

Net income (loss) attributable to Company	$(412)	$696

Weighted average basic shares outstanding	4,675,468	2,602,357

Basic income (loss) per common share	$(0.09)	$0.27

Weighted average dilutive shares outstanding	4,675,468	2,615,387

Diluted income (loss) per common share	$(0.09)	$0.27

(n) Stock Option Plan

Authoritative accounting guidance requires the costs resulting from all share-based payments to employees be recognized in the financial statements. For stock option grants, stock-based compensation is estimated at the date of grant, using the Black-Scholes option valuation model for determining fair value. Restricted stock grants are expensed based on the grant date fair value of the Company’s common stock. The Company recognized stock-based compensation expense of $270 thousand and $99 thousand in 2014 and 2013, respectively.

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

 (q) Reclassification

In certain circumstances, reclassifications have been made to prior period information to conform to the 2014 presentation. Such reclassifications had no effect on previously reported stockholders’ equity or net income or loss.

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

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

In June 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606.” This ASU applies to any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition, most industry-specific guidance, and some cost guidance included in Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts.” The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To be in alignment with the core principle, an entity must apply a five step process including: identification of the contract(s) with a customer, identification of performance obligations in the contract(s), determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue when (or as) the entity satisfies a performance obligation. Additionally, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer have also been amended to be consistent with the guidance on recognition and measurement. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company does not expect the adoption of ASU 2014-09 to have a material impact on its consolidated financial statements.

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

In June 2014, the FASB issued ASU No. 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” This ASU aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. The new guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement. The amendments in the ASU also require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. Additional disclosures will be required for the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The amendments in this ASU are effective for the first interim or annual period beginning after December 15, 2014; however, the disclosure for transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. Early adoption is not permitted. The Company does not expect the adoption of ASU 2014-11 to have a material impact on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” The new guidance applies to reporting entities that grant employees share-based payments in which the terms of the award allow a performance target to be achieved after the requisite service period. The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Existing guidance in “Compensation – Stock Compensation (Topic 718),” should be applied to account for these types of awards. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted and reporting entities may choose to apply the amendments in the ASU either on a prospective or retrospective basis. The Company does not expect the adoption of ASU 2014-12 to have a material impact on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-14, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.” The amendments in this ASU apply to creditors that hold government-guaranteed mortgage loans and are intended to eliminate the diversity in practice related to the classification of these guaranteed loans upon foreclosure. The new guidance stipulates that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if (1) the loan has a government guarantee that is not separable from the loan prior to foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the other receivable should be measured on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. Entities may adopt the amendments on a prospective basis or modified retrospective basis as of the beginning of the annual period of adoption; however, the entity must apply the same method of transition as elected under ASU 2014-04. Early adoption is permitted provided the entity has already adopted ASU 2014-04. The Company does not expect the adoption of ASU 2014-14 to have a material impact on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This update is intended to provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management is required under the new guidance to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued when preparing financial statements for each interim and annual reporting period. If conditions or events are identified, the ASU specifies the process that must be followed by management and also clarifies the timing and content of going concern footnote disclosures in order to reduce diversity in practice. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-15 to have a material impact on its consolidated financial statements.

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

In November 2014, the FASB issued ASU No. 2014-16, “Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity.” The amendments in ASU do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify how current U.S. GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. Furthermore, the amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument. The amendments in this ASU also clarify that, in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features (i.e., the relative strength of the debt-like or equity-like terms and features given the facts and circumstances) when considering how to weight those terms and features. The amendments in this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption, including adoption in an interim period, is permitted. The Company does not expect the adoption of ASU 2014-16 to have a material impact on its consolidated financial statements.

In November 2014, the FASB issued ASU No. 2014-17, “Business Combinations (Topic 805): Pushdown Accounting.” The amendments in ASU provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. An acquired entity should determine whether to elect to apply pushdown accounting for each individual change-in-control event in which an acquirer obtains control of the acquired entity. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event. An election to apply pushdown accounting in a reporting period after the reporting period in which the change-in-control event occurred should be considered a change in accounting principle in accordance with Topic 250, Accounting Changes and Error Corrections. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. The amendments in this ASU are effective on November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The Company does not expect the adoption of ASU 2014-17 to have a material impact on its consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” The amendments in this ASU eliminate from U.S. GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect the adoption of ASU 2015-01 to have a material impact on its consolidated financial statements.

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

Estimated fair values differed substantially in some cases from the carrying amounts of the assets and liabilities reflected in the financial statements of BVA which, in most cases were valued at historical cost. Subsequent to that date, the fair value adjustments were amortized over the expected life of the related asset or liability or otherwise adjusted as required by generally accepted accounting principles (“GAAP”).

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

Interest income is impacted by the accretion of the fair value discount on the loan portfolio as well as the accretion of the accretable discount on loans acquired with deteriorated credit quality. Interest income is also impacted by the accretion on the investment securities that is the result of the reset of the amortized book value amount to the fair value as of the day of the acquisition. Interest expense is impacted by the amortization of the premiums on time deposits and the FHLB advances. Net interest income is impacted by the combination of all of these items.

Non-interest expense is impacted by a rent adjustment related to certain lease commitments being above market as of the day of the investment; and amortization of the core deposit intangible.

On March 29, 2013, the minority shareholders of BVA exchanged their common shares in the Bank for common shares of Cordia. For each share of BVA exchanged, 0.664 shares of Cordia were received. In connection with the exchange, BVA became a wholly-owned subsidiary of Cordia.

In addition, the increased ownership percentage of BVA by Cordia has impacted the accounting of both entities. All of Cordia’s acquisition accounting adjustments are now recorded in the BVA financial statements and the Cordia financial statements no longer reflect adjustments for non-controlling interests.

The accretion (amortization) of the acquisition accounting adjustments had the following impact on the financial statements:

	Income (Expense)
	December 31,
(dollars in thousands)	2014	2013
Loans	$225	$689
Premises and equipment	8	8
Core deposit intangible	(36)	(36)
FHLB advances	-	-
Time deposits	-	169
Building lease obligations	94	94
Net impact to net income	$291	$924

 Note 3. Securities

Our investment portfolio consists of U.S. agency debt and agency guaranteed mortgage-backed securities. Our investment security portfolio includes securities classified as available for sale as well as securities classified as held to maturity. We classify securities as available for sale or held to maturity based on our investment strategy and management’s assessment of our intent and ability to hold the securities until maturity. The total securities portfolio (excluding restricted securities) was $74.2 million at December 31, 2014 as compared to $39.3 million at December 31, 2013. At December 31, 2014, the securities portfolio consisted of $53.5 million of securities available for sale and $20.7 million of securities held to maturity.

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

The table below presents the amortized cost, gross unrealized gains and losses, and fair value of securities available for sale at December 31, 2014 and 2013.

		Gross Unrealized
2014 (dollars in thousands)	Amortized Cost	Gains	Losses	Estimated Fair Value
U.S. Government agencies	$3,735	$1	$(17)	$3,719
Agency guaranteed mortgage-backed securities	49,930	21	(187)	49,764
Total	$53,665	$22	$(204)	$53,483

		Gross Unrealized
2013 (dollars in thousands)	Amortized Cost	Gains	Losses	Estimated Fair Value
U.S. Government agencies	$7,038	$56	$(53)	$7,041
Agency guaranteed mortgage-backed securities	17,578	10	(62)	17,526
Total	$24,616	$66	$(115)	$24,567

The table below presents the carry value, gross unrealized gains and losses, and fair value of securities held to maturity at December 31, 2014 and 2013.

		Gross Unrealized
2014 (dollars in thousands)	Carry Value	Gains	Losses	Estimated Fair Value
Agency guaranteed mortgage-backed securities	$20,716	$333	$(2)	$21,047
Total	$20,716	$333	$(2)	$21,047

		Gross Unrealized
2013 (dollars in thousands)	Carry Value	Gains	Losses	Estimated Fair Value
Agency guaranteed mortgage-backed securities	$14,753	$-	$(156)	$14,597
Total	$14,753	$-	$(156)	$14,597

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

The amortized cost and fair value of securities available for sale as of December 31, 2014, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties. They are as follows:

(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Over one year within five years	$1,029	$1,030
Over five years within ten years	333	335
Over ten years	52,303	52,118
Total	$53,665	$53,483

The carry value and fair value of securities held to maturity as of December 31, 2014, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties. They are as follows:

(Dollars in thousands)	Carry Value	Estimated Fair Value
Over five years within ten years	$3,696	$3,815
Over ten years	17,020	17,232
Total	$20,716	$21,047

As of December 31, 2014, the portfolio is concentrated in average maturities of over ten years, although a substantial majority of recently purchased securities have effective duration much shorter than ten years. The portfolio is available to support liquidity needs of the Company. During 2014, the Company sold $23.4 million of available for sale securities and recognized gains of $181 thousand and losses of $4 thousand in noninterest income. During 2013, sales of available securities were $3.3 million with no material gains or losses recognized.

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

Unrealized losses on investments at December 31, 2014 and 2013 were as follows:

Unrealized Losses on Securities
	Less than 12 Months		12 Months or Longer		Total
2014 (dollars in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Government agencies	$-	$-	$2,689	$(17)	$2,689	$(17)
Agency guaranteed mortgage-backed securities	43,406	(161)	1,904	(28)	45,310	(189)
Total	$43,406	$(161)	$4,593	$(45)	$47,999	$(206)

2013 (dollars in thousands)	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
U.S. Government agencies	$3,697	$(53)	$-	$-	$3,697	$(53)
Agency guaranteed mortgage-backed securities	17,336	(178)	2,914	(40)	20,250	(218)
Total	$21,033	$(231)	$2,914	$(40)	$23,947	$(271)

For the year ended December 31, 2014, there were two U.S. Government agency securities and 35 agency guaranteed mortgage-backed securities with unrealized losses totaling $206 thousand. For the year ended December 31, 2013, there were three U.S. Government agency securities and 19 agency guaranteed mortgage-backed securities with unrealized losses totaling $271 thousand. All of the unrealized losses are attributable to increases in interest rates and not to credit deterioration. Currently, the Company does not believe that it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Because the decline in market value is attributable to changes in interest rates and not to credit quality and because it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2014.

Four and two investment securities with combined market values of $7.8 million and $2.1 million were pledged to secure public funds with the State of Virginia at December 31, 2014 and 2013, respectively. At December 31, 2013, the bank had $2.9 million in four investment securities pledged to cover a relationship with our main correspondent bank. As of December 31, 2014, this correspondent bank relationship had been changed to an unsecured facility. We had $9.6 million in six securities pledged to secure FHLB advances at December 31, 2014. There were no securities pledged to the FHLB at December 31, 2013.

Note 4.	Loans, Allowance for Loan Losses and Credit Quality

The Bank categorizes its loan receivables into four main categories which are commercial real estate loans, commercial and industrial loans, guaranteed student loans, and consumer loans. Each category of loan has a different level of credit risk. Real estate loans are generally safer than loans secured by other assets because the value of the underlying collateral is generally ascertainable and does not fluctuate as much as other assets. Owner occupied commercial real estate loans are generally the least risky type of commercial real estate loan. Non owner occupied commercial real estate loans and construction and development loans contain more risk. Commercial loans, which can be secured by real estate or other assets, or which can be unsecured, are generally more risky than commercial real estate loans. Guaranteed student loans are guaranteed by the U.S. Department of Education for approximately 98% of the principal and interest. Consumer loans may be secured by residential real estate, automobiles or other assets or may be unsecured. Those secured by residential real estate are the least risky and those that are unsecured are the most risky type of consumer loans. Any type of loan which is unsecured is generally more risky than a secured loan due to the higher risk of loss in the event of a default. These levels of risk are general in nature, and many factors including the creditworthiness of the borrower or the particular nature of the secured asset may cause any type of loan to be more or less risky than another. In the commercial real estate category of the loan portfolio the segments are acquisition-development-construction, non-owner occupied and owner occupied. In the consumer category of the loan portfolio the segments are residential real estate, home equity lines of credit and other. Management has not further divided its eight segments into classes. This provides management and the Board with sufficient information to evaluate the risks within the Bank’s portfolio.

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

Below is a table that exhibits the loans by segment at December 31, 2014 and 2013.

(dollars in thousands)	2014	2013
Commercial Real Estate:
Acquisition, development and construction	$2,159	$3,475
Non-owner occupied	51,512	28,606
Owner occupied	49,582	50,500
Commercial and industrial	24,153	21,085
Guaranteed student loans	64,870	55,427
Consumer:
Residential mortgage	8,377	7,156
HELOC	11,074	7,250
Other	1,232	508
Total loans	212,959	174,007
Allowance for loan losses	(1,089)	(1,489)
Total loans, net of allowance for loan losses	$211,870	$172,518

Included in the loan balances above are net deferred loan costs of $1.2 million and $0.9 million at December 31, 2014 and 2013, respectively. Also included in the loan balances above are premiums related to guaranteed student loans of $0.9 million at December 31, 2014 and 2013.

Acquired in the acquisition of Bank of Virginia, and included in the table above, are purchased performing loans and loans acquired with evidence of deterioration in credit quality. The purchased performing loans are $9.0 million and $19.2 million, at December 31, 2014 and December 31, 2013, respectively. As these loans are re-underwritten, they are removed from the “purchased” classification. The loans acquired with evidence of deterioration in credit quality are accounted for under the guidance ASC 310-30. Information related to these loans is as follows:

At December 31, (dollars in thousands)	2014	2013
Contract principal balance	$7,178	$8,689
Accretable yield	(42)	(62)
Nonaccretable difference	(5)	(61)
Carrying value of loans	$7,131	$8,566

A discount is applied to these loans such that the carrying amount approximates the cash flows expected to be received from the borrower or from the liquidation of collateral. Due to the high level of uncertainty regarding the timing and amount of these cash flows in December 2010, Management initially considered the entire discount to be nonaccretable. However, due to improvement in the status of some credits, the majority of the nonaccretable difference was subsequently transferred to accretable yield and is being amortized as a yield adjustment over the lives of the individual loans. Cash flows received on loans with a nonaccretable difference are applied on a cost recovery method, whereby payments are applied first to the loan balance. When the loan balance is fully recovered, payments are then being applied to income. Any future reductions in carrying value as a result of deteriorating credit quality require an allowance for loan losses related to these loans.

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

A summary of changes to the accretable yield and nonaccretable difference during 2014 and 2013 are as follows:

(dollars in thousands)	Accretable Yield	Nonaccretable Difference
Balance at December 31, 2012	$476	$165
Transfers	104	(104)
Accretion	(518)	-
Balance at December 31, 2013	62	61
Charge-offs related to loss covered by ASC 310-30	-	(56)
Transfers	-	-
Accretion	(20)	-
Balance at December 31, 2014	$42	$5

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

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

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

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

The following is the distribution of loans by credit quality and segment as of December 31, 2014 and 2013:

	December 31, 2014
(dollars in thousands)	Commercial Real Estate					Consumer
Credit quality class	Acq-Dev Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
1 Highest quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
2 Above average quality	-	2,225	2,788	2,498	64,870	24	1,394	719	74,518
3 Satisfactory	458	30,473	26,608	14,883	-	3,325	6,140	425	82,312
4 Pass	476	17,236	16,986	5,593	-	4,768	2,589	88	47,736
5 Special mention	-	123	-	68	-	75	319	-	585
6 Substandard	267	-	-	142	-	-	268	-	677
7 Doubtful	-	-	-	-	-	-	-	-	-
	1,201	50,057	46,382	23,184	64,870	8,192	10,710	1,232	205,828
Loans acquired with deteriorated credit quality	958	1,455	3,200	969	-	185	364	-	7,131
Total loans	$2,159	$51,512	$49,582	$24,153	$64,870	$8,377	$11,074	$1,232	$212,959

	December 31, 2013
(dollars in thousands)	Commercial Real Estate					Consumer
Credit quality class	Acq-Dev Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
1 Highest quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
2 Above average quality	-	2,078	2,966	2,170	55,427	73	205	80	62,999
3 Satisfactory	325	10,563	25,264	8,290	-	3,965	3,541	350	52,298
4 Pass	1,500	12,990	14,606	8,128	-	2,710	2,243	78	42,255
5 Special mention	299	1,449	3,486	268	-	203	630	-	6,335
6 Substandard	267	-	336	759	-	15	177	-	1,554
7 Doubtful	-	-	-	-	-	-	-	-	-
	2,391	27,080	46,658	19,615	55,427	6,966	6,796	508	165,441
Loans acquired with deterioraed credit quality	1,084	1,526	3,842	1,470	-	190	454	-	8,566
Total loans	$3,475	$28,606	$50,500	$21,085	$55,427	$7,156	$7,250	$508	$174,007

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

A summary of the balances of loans outstanding by days past due, including accruing and non-accruing loans by portfolio class as of December 31, 2014 and 2013 were as follows:

	December 31, 2014
	Commercial Real Estate					Consumer
(dollars in thousands)	Acq-Dev Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
30 - 59 days	$-	$-	$-	$-	$4,029	$-	$-	$-	$4,029
60 - 89 days	-	-	885	-	1,989	-	75	-	2,949
> 90 days	548	-	314	121	11,378	44	-	-	12,405
Total past due	548	-	1,199	121	17,396	44	75	-	19,383
Current	1,611	51,512	48,383	24,032	47,474	8,333	10,999	1,232	193,576
Total loans	$2,159	$51,512	$49,582	$24,153	$64,870	$8,377	$11,074	$1,232	$212,959
> 90 days still accruing	$-	$-	$-	$-	$11,378	$-	$-	$-	$11,378

	December 31, 2013
	Commercial Real Estate					Consumer
(dollars in thousands)	Acq-Dev Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
30 - 59 days	$-	$-	$-	$-	$5,044	$54	$-	$-	$5,098
60 - 89 days	-	-	-	-	2,268	15	-	-	2,283
> 90 days	633	-	2,051	632	18,387	44			21,747
Total past due	633	-	2,051	632	25,699	113	-	-	29,128
Current	2,842	28,606	48,449	20,453	29,728	7,043	7,250	508	144,879
Total loans	$3,475	$28,606	$50,500	$21,085	$55,427	$7,156	$7,250	$508	$174,007
> 90 days still accruing	$-	$-	$-	$-	$18,387	$-	$-	$-	$18,387

A summary of non-accrual loans by portfolio class as of December 31, 2014 and 2013 are as follows:

(dollars in thousands)	2014	2013
Commercial Real Estate:
Acquisition, development and construction	$548	$633
Non-owner occupied	-	-
Owner occupied	1,198	2,051
Commercial and industrial	121	858
Guaranteed Student Loans	-	-
Consumer:	-	-
Residential mortgage	44	59
HELOC	310	333
Other	-	-
Total loans	$2,221	$3,934

Non-accrual troubled debt restructurings included above	$-	$119
Non-accrual purchased credit impaired loans included above	$1,741	$3,074

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

Impaired Loans

All loans that are rated Substandard or worse are assessed as impaired based on the expectation that the full collection of principal and interest is in doubt. All loans that are expected to be downgraded to Substandard, require additional analysis to determine if a specific reserve under ASC 310-40 is required. All loans that are rated Special Mention are presumed not to be impaired. However, Special Mention rated loans are typically evaluated for the following adverse characteristics that may indicate further analysis is warranted before completing an assessment of impairment:

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

Certain loans were identified and individually evaluated for impairment at December 31, 2014 and 2013.  A number of these impaired loans were not charged with a valuation allowance due to Management’s judgment that the cash flows from the underlying collateral or equity available from guarantors was sufficient to recover the Company’s entire investment, while one loan experienced collateral deterioration and supplemental specific reserve was added. The results of those analyses are presented in the following tables.

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

The following is a summary of impaired loans, excluding acquired impaired loans, presented by portfolio class as of December 31, 2014:

(dollars in thousands)	Recorded Investment(1)	Unpaid Principal(2)	Related Allowance	Average Recorded Investment	Interest Recorded
With no related allowance recorded:
Commercial Real Estate:
Acquisition, development and construction	$267	$267	$-	$269	$6
Non-owner occupied	-	-	-	-	-
Owner occupied	-	-	-	-	-
Commercial and industrial	32	34	-	46	2
Consumer:				-
Residential mortgage	-	-	-	-	-
HELOC	193	193	-	197	3
Other	-	-	-		-

With an allowance recorded:
Commercial Real Estate:
Acquisition, development and construction	$-	$-	$-	$-	$-
Non-owner occupied	-	-	-	-	-
Owner occupied	-	-	-	-	-
Commercial and industrial	110	540	110	309	7
Consumer:
Residential mortgage	-	-	-	-	-
HELOC	75	75	33	75	-
Other	-	-	-	-	-

Total:
Commercial Real Estate:
Acquisition, development and construction	$267	$267	$-	$269	$6
Non-owner occupied	-	-	-	-	-
Owner occupied	-	-	-	-	-
Commercial and industrial	142	574	110	355	9
Consumer:
Residential mortgage	-	-	-	-	-
HELOC	268	268	33	272	3
Other	-	-	-	-	-

Total	$677	$1,109	$143	$896	$18

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

 The following is a summary of impaired loans, excluding acquired impaired loans, presented by portfolio class as of December 31, 2013:

(dollars in thousands)	Recorded Investment(1)	Unpaid Principal(2)	Related Allowance	Average Recorded Investment	Interest Recorded
With no related allowance recorded:
Commercial Real Estate:
Acquisition, development and construction	$267	$267	$-	$267	$19
Non-owner occupied	1,352	1,352	-	1,652	83
Owner occupied	259	259	-	259	-
Commercial and industrial	759	759	-	759	44
Consumer:
Residential mortgage	15	15	-	15	5
HELOC	177	177	-	177	8
Other	-	-	-	-	-

With an allowance recorded:
Commercial Real Estate:
Acquisition, development and construction	$-	$-	$-	$-	$-
Non-owner occupied	-	-	-	-	-
Owner occupied	-	-	-	-	-
Commercial and industrial	-	-	-	-	-
Consumer:
Residential mortgage	-	-	-	-	-
HELOC	-	-	-	-	-
Other	-	-	-	-	-

Total:
Commercial Real Estate:
Acquisition, development and construction	$267	$267	$-	$267	$19
Non-owner occupied	1,352	1,352	-	1,652	83
Owner occupied	259	259	-	259	-
Commercial and industrial	759	759	-	759	44
Consumer:
Residential mortgage	15	15	-	15	5
HELOC	177	177	-	177	8
Other	-	-	-	-	-

Total	$2,829	$2,829	$-	$3,129	$159

(1)	The amount of the investment in a loan, which is not net of a valuation allowance, but which does reflect any direct write-down of the investment.
(2)	The contractual amount due, which reflects paydowns applied in accordance with loan documents, but which does not reflect any direct write-downs.

Loans with deteriorated credit quality acquired as part of the Bank of Virginia acquisition are accounted for under the requirements of ASC 310-30. These loans are not considered impaired and are not included in the table above.

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

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

During the year ended December31, 2014, two loans were modified in TDRs and three previous TDRs were paid off. During the year ended December 31, 2013, one loan was modified in a TDR. At December 31, 2014 and 2013, four and five loans, respectively, were classified as TDRs. The principal balance outstanding relating to these was $1.3 million and $2.0 million at December 31, 2014 and December 31, 2013, respectively. Of these amounts, $1.3 million and $1.9 million were accruing, respectively. During the years ended December 31, 2014 and 2013, no defaults occurred on loans modified as TDR’s in the preceding twelve months.

The number and outstanding recorded investment of loans entered into under the terms of a TDR during the years ended December 31, 2014 and 2013, including modifications of acquired impaired loans, by type of concession granted, are set forth in the following tables:

2014 (dollars in thousands)	Number of loans	Rate modification	Term extension	Pre-modification recorded investment	Post-modification recorded investment (1)
Commercial and industrial	1	$-	$512	$512	$457
Commercial real estate - non-owner occupied	1	-	595	595	417
Total	2	$-	$1,107	$1,107	$874

2013 (dollars in thousands)	Number of loans	Rate modification	Term extension	Pre-modification recorded investment	Post-modification recorded investment
Consumer - residential mortgage	1	$-	$126	$126	$153
Total	1	$-	$126	$126	$153

(1) The period end balances are inclusive of all partial paydowns and charge-offs since the modification date. Loans modified as TDRs that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

TDRs are considered to be in default if the borrower fails to make timely payments under the terms of the restructure and repayment possibilities have been exhausted. There were no troubled debt restructurings that defaulted within one year during the years ended December 31, 2014 or 2013 whereby all repayment possibilities had been exhausted.

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

A summary of the allowance for loan losses by portfolio segment as of December 31, 2014 is as follows:

	Commercial Real Estate					Consumer
(dollars in thousands)	Acquisition, Development, Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
Allowance for loan losses
Beginning balance, December 31, 2013	$300	$39	$322	$377	$268	$120	$20	$43	$1,489

Charge-offs	(6)	(114)	-	(485)	(359)	-	-	-	(964)
Recoveries	33	57	49	91	-	4	4	21	259
(Charge-offs) recoveries	27	(57)	49	(394)	(359)	4	4	21	(705)

Provision (recovery)	(181)	115	(222)	374	235	(26)	52	(42)	305
Ending balance, December 31, 2014	$146	$97	$149	$357	$144	$98	$76	$22	$1,089

Allowance for loan losses for loans
Individually evaluated for impairment	$-	$-	$-	$110	$-	$-	$33	$-	$143
Collectively evaluated for impairment	56	97	149	247	144	98	43	22	856
Loans acquired with deteriorated credit quality	90	-	-	-	-	-	-	-	90
Ending balance, December 31, 2014	$146	$97	$149	$357	$144	$98	$76	$22	$1,089

Gross loan balances
Individually evaluated for impairment	$267	$-	$-	$142	$-	$-	$268	$-	$677
Collectively evaluated for impairment	934	50,057	46,382	23,042	64,870	8,192	10,442	1,232	205,151
Loans acquired with deteriorated credit quality	958	1,455	3,200	969	-	185	364	-	7,131
Ending balance, December 31, 2014	$2,159	$51,512	$49,582	$24,153	$64,870	$8,377	$11,074	$1,232	$212,959

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

A summary of the allowance for loan losses by portfolio segment as of December 31, 2013 is as follows:

	Commercial Real Estate					Consumer
(dollars in thousands)	Acquisition, Development, Construction	Non-owner occupied	Owner occupied	Commercial and Industrial	Guaranteed Student Loans	Residential mortgage	HELOC	Other	Total
Allowance for loan losses
Beginning balance, December 31, 2012	$229	$231	$350	$782	$-	$50	$457	$11	$2,110

Charge-offs	-	-	(289)	-	(94)	-	(399)	(4)	(786)
Recoveries	-	-	-	135	-	5	6	-	146
(Charge-offs) recoveries	-	-	(289)	135	(94)	5	(393)	(4)	(640)

Provision (recovery)	71	(192)	261	(540)	362	65	(44)	36	19
Ending balance, December 31, 2013	$300	$39	$322	$377	$268	$120	$20	$43	$1,489

Allowance for loan losses for loans
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	260	39	128	377	268	120	20	43	1,255
Loans acquired with deteriorated credit quality	40	-	194	-	-	-	-	-	234
Ending balance, December 31, 2013	$300	$39	$322	$377	$268	$120	$20	$43	$1,489

Gross loan balances
Individually evaluated for impairment	$267	$1,352	$259	$759	$-	$15	$177	$-	$2,829
Collectively evaluated for impairment	2,124	25,728	46,399	18,856	55,427	6,951	6,619	508	162,612
Loans acquired with deteriorated credit quality	1,084	1,526	3,842	1,470	-	190	454	-	8,566
Ending balance, December 31, 2013	$3,475	$28,606	$50,500	$21,085	$55,427	$7,156	$7,250	$508	$174,007

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

(dollars in thousands)
Balance at December 31, 2012	$174
Amortization	(35)
Balance at December 31, 2013	$139
Amortization	(35)
Balance at December 31, 2014	$104

Amortization expense is expected to be approximately $35 thousand per year through 2016 and $34 thousand in 2017.

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

Note 6. Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment is as follows:

At December 31, (dollars in thousands)	2014	2013
Land	$1,568	$1,568
Buildings and improvements	2,640	2,638
Furniture, fixtures and equipment	1,082	830
Leasehold improvements	369	369
Automobiles	34	34
Total premises and equipment	$5,693	$5,439
Less: accumulated depreciation and amortization	(1,261)	(975)
Total premises and equipment, net	$4,432	$4,464

The Company leases two branches and an operations office under operating leases that were acquired as part of a business combination. Management determined that one of these leases required lease payments that were above market as of the date of the acquisition. A liability was established for $822 thousand at acquisition, the amount the contractual payments exceeded fair value. This liability is being accreted into income as a reduction of lease expense over the life of the lease. Following is a schedule by year of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2014.

(dollars in thousands)
By year ended December 31,	Gross rent	Accretion	Net rent
2015	$334	$(94)	$240
2016	297	(94)	203
2017	291	(94)	197
2018	294	(94)	200
2019	139	(70)	69
2020 and thereafter	-	-	-
Total minimum payments required	$1,355	$(446)	$909

Total rent expense for the years ended December 31, 2014 and 2013 amounted to $227 thousand and $242 thousand, respectively, net of accretion. For the years ended December 31, 2014 and 2013, depreciation expense totaled $294 thousand and $279 thousand, respectively.

Note 7. Borrowings

The Bank is a member of the Federal Home Loan Bank of Atlanta (FHLB) which provides for short-term and long-term advances, typically collateralized by various mortgage products. The FHLB maintains a blanket security agreement on qualifying collateral. Detail related to FHLB advances at December 31, 2014 and 2013 is as follows:

(dollars in thousands)	Maturity date	2014	2013
FHLB Advance — 1.62%	December 2019	$10,000	$10,000
FHLB Advance — 0.615%	March 2016	10,000	-
FHLB Advance — 1.63%	October 2018	2,500	-
FHLB Advance — 1.92%	October 2019	2,500	-
Total		$25,000	$10,000

Should the FHLB borrowing be repaid prior to maturity, the Bank may have to pay a mark-to-market termination fee to unwind on certain FHLB obligations. On the remaining advances, the Bank also has the option of converting and extending the borrowing term, subject to the inclusion of any mark-to-market fees. As of December 31, 2014, the Bank had approximately $1.2 million of remaining eligible loan collateral available for additional FHLB borrowings and remaining additional credit availability of $35.2 million based on the amount of other balance sheet investment securities held, excluding securities otherwise already pledged.

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

BVA maintains $2.5 million and $2.0 million unsecured lines of credit with correspondent banks that were available for direct borrowings or Federal Funds purchased. The lines were undrawn at December 31, 2014 and 2013.

Note 8. Related Party Transactions

Executive officers, directors and their affiliates had borrowings of $4.7 million and $1.2 million and unfunded commitments of $523 thousand and $244 thousand with the Bank at December 31, 2014 and 2013.

Related Party Borrowings at December 31, 2012	$1,017
New loans/advances	374
Repayments	(164)
Related Party Borrowings at December 31, 2013	1,227
New loans/advances	4,355
Repayments	(882)
Related Party Borrowings at December 31, 2014	$4,700

In addition, executive officers, directors and their affiliates maintained deposits of $2.9 million at December 31, 2014 and $1.9 million at December 31, 2013.

Note 9. Time Deposits

Remaining maturities on time deposits are as follows:

(dollars in thousands)
By year ended December 31,
2015	$87,489
2016	31,976
2017	21,674
2018	6,350
2019	4,066
Balance at December 31, 2014	$151,555

The aggregate amount of time deposits of $250,000 or more at December 31, 2014 and 2013 were $9.7 million and $8.3 million, respectively. The Bank maintained brokered deposits of $21.1 million and $365 thousand at December 31, 2014 and 2013, respectively.

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

Note 10. Income Taxes

The Company and Bank file income tax returns in the U.S. federal jurisdiction. With few exceptions, the Bank is no longer subject to U.S. federal income tax examinations by tax authorities for years prior to 2011.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2014 and 2013, are presented below:

(dollars in thousands)	2014	2013
Deferred tax assets
Unrealized securites losses	$159	$142
Acquistion accounting adjustments	271	370
Other real estate owned	97	88
Net operating loss carryforward	6,372	6,298
Bank premises and equipment	-	25
Accrued vacation	22	19
Deferred compensation	-	20
Non-accrual loan interest	92	262
Stock compensation	34	-
Other	2	1
Total deferred tax assets	$7,049	$7,225

Deferred tax liabilities
Allowance for loan losses	$(804)	$(367)
Bank premises and equipment	(32)	-
Total deferred tax liabilities	$(836)	$(367)
Net deferred tax asset	$6,213	$6,858
Less: valuation allowance	(6,213)	(6,858)
	$-	$-

The provision for income taxes charged to operations as of December 31, 2014 and 2013 consists of the following:

(dollars in thousands)	2014	2013
Current tax expense	$-	$-
Deferred tax (benefit)	662	(29)
Change in valuation allowance	(662)	29
Total tax expense	$-	$-

Under the provisions of the Internal Revenue Code, the Company has approximately $18.7 million of net operating loss carryforwards, which will expire if unused beginning in 2024. As of December 31, 2014, net deferred tax assets of $6.2 million have been fully reserved with a valuation allowance. It is estimated that all of the valuation allowance is available to be reversed if it is deemed more-likely-than-not that all of the deferred tax asset will be realized. Of the net operating losses that occurred prior to the change in control of BVA in December 2010 and of Cordia in April 2014, the amount of the loss carryforward available to offset taxable income is limited to approximately $254,000 per year for twenty years for BVA and zero for Cordia. DTAs related to net operating losses in excess of the amount realizable during the 20 year carryforward period have been written off.

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

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

At December 31, 2014 and 2013, the following financial instruments were outstanding whose contractual amounts represent credit risk:

(dollars in thousands)	2014	2013
Unused commitments and commitments to fund	$15,110	$15,743
Commercial and standy letters of credit	535	535
	$15,645	$16,278

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

The Bank maintains its primary cash accounts in two correspondent banks. Capital ratios of correspondents are reviewed periodically to ensure that their capital ratios are maintained at acceptable levels. There were uninsured balances held with these institutions of $4.6 million and $4.4 at December 31, 2014 and 2013, respectively.

Note 12. Minimum Regulatory Capital Requirements and Dividend Limitations

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, possibly additional discretionary, actions by regulators that could have a direct material effect on the Bank’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, financial institutions must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. A financial institution’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Because total assets on a consolidated basis are less than $500,000,000, the Company is not subject to the consolidated capital requirements imposed by the Bank Holding Company Act. Consequently, the Company is not required to calculate its capital ratios on a consolidated basis.

Quantitative measures established by regulation to ensure capital adequacy require financial institutions to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2014, the Bank meets all capital adequacy requirements to which it is subject.

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

As of December 31, 2014, the Bank was considered as well capitalized under the Federal Reserve Bank’s regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios as of December 31, 2014 and 2013, are presented in the following table:

	Actual Capital		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action
Provisions (dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
2014
Total capital
(To risk-weighted assets)	$27,074	15.52%	$13,958	8.00%	$17,448	10.00%
Tier 1 capital
(To risk-weighted assets)	$25,985	14.89%	$6,979	4.00%	$10,469	6.00%
Tier 1 capital
(To average assets)	$25,985	8.24%	$12,610	4.00%	$15,763	5.00%

2013
Total capital
(To risk-weighted assets)	$15,616	11.25%	$11,110	8.00%	$13,887	10.00%
Tier 1 capital
(To risk-weighted assets)	$14,127	10.17%	$5,555	4.00%	$8,332	6.00%
Tier 1 capital
(To average assets)	$14,127	6.09%	$9,279	4.00%	$11,560	5.00%

Dividend Limitations

As a result of regulatory restrictions due to losses realized by the Bank during 2014 and 2012 and the Written Agreement with the Federal Reserve Bank of Richmond, which terminated on August 13, 2013, we are not presently able to pay dividends without prior approval. Accordingly, the Bank paid no dividends during 2014 or 2013.

Note 13. Employee Benefit Plans

Employee 401(k) Savings Plan

The Company provides a 401(k) Plan that is available to employees meeting minimum eligibility requirements. The Company did not make any matching contributions to the plan in 2014 or 2013. The employee participants have various investment alternatives available in the 401(k) Plan; however, Company stock is currently not permitted as an investment alternative.

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

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

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

Deferred Compensation Plan

The Bank had a deferred compensation agreement with its Former Chief Executive Officer and Vice Chairman of the board entered into in January 2005, providing for benefit payments commencing January 1, 2010, for a period of five years. The final payout was December 2014. The annual payment for both 2014 and 2013 was $60 thousand. The obligation was based upon the present value of the expected payments over the expected payout and accrual period. There was no remaining liability as of December 31, 2014.

Stock Options and Restricted Stock

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

At the 2011 Annual Meeting, the Bank’s shareholders approved a new share-based compensation plan (Bank of Virginia 2011 Stock Incentive Plan or the “2011 Plan”). Under this plan, employees, officers and directors of the Bank or its affiliates are eligible to participate. The plan’s intent was to reward employees, officers and directors of the Bank or its affiliates for their efforts, to assist in the long-term retention of service for those who were awarded, as well as further align their interests with the Bank’s shareholders. At the 2014 Annual Meeting, Cordia shareholders approved an amendment to the 2011 Plan to increase the number of shares authorized for issuance by an additional 800,000 shares. As of December 31, 2014, there were 695,853 shares reserved under the 2011 Plan.

There were 20,000 Cordia stock options granted outside the plan prior to the share exchange in March 2013. In addition, there were 10,000 stock options and 12,500 restricted stock issued in September 2013 outside the plan as an inducement grant to a newly hired officer.

As of the merger on March 29, 2013, the 2005 and 2011 Plans were assumed by Cordia.

 Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

A summary of the Company’s option activity as of December 31, 2014 and 2013 and changes during the years then ended are presented in the following table:

	Option shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at January 1, 2013	77,830	$9.68	-
Granted	56,982	5.16	-
Forfeited	(19,156)	8.34	-
Outstanding at December 31, 2013	115,656	$7.68	8.44
Granted	31,150	4.16	-
Forfeited	(1,328)	6.40	-
Outstanding at December 31, 2014	145,478	$6.94	7.88
Exercisable at December 31, 2014	60,042	$9.13	7.23

Aggregate intrinsic value is calculated as the difference between the quoted price and the award exercise price of the stock. To the extent that the quoted price is less than the exercise price, there is no value to the underlying option awards, which was the case at both December 31, 2014 and 2013.

The weighted average fair value of options granted during 2014 and 2013 was $1.50 and $1.77, respectively. The remaining unrecognized compensation expense for the options granted totaled $108 thousand as of December 31, 2014 and will be recognized over the next 45 months, or 3.75 years.

The fair value of each option granted is estimated on the date of grant using the “Black-Scholes Option Pricing” method with the following assumptions for the year ended December 31, 2014 and 2013:

	2014	2013
Expected dividend rate	0.00%	0.00%

Expected volatility	30.00%	30.00%

Expected term in years	7	7 - 10

Risk free rate	2.15%	1.42%

Options totaling 31,150 were granted during the year ended December 31, 2014 under the 2011 plan. The expected term of options granted under both the 2011 Plan and 2005 Plan were estimated based upon anticipated behavior patterns given the contractual terms of the options granted. The risk free rate for periods within the contractual life of the option has been based on the U.S. Treasury yield curve in effect at the time of the grant. Expected volatility has been based on the historical volatility of the Company’s stock.

During 2013, each non-executive director was granted 2,205 restricted shares and the new Chief Financial Officer was granted 12,500 restricted shares for a total of 30,140 restricted shares. The 2013 grants equaled $137 thousand in value. The non-executive director shares vested pro rata monthly over the course of 2013, and were fully vested by the end of 2013. During 2014, each non-executive director was granted 2,300 restricted shares, or a time of service prorated amount and the CEO was granted 66,000 restricted shares for a total of 85,933 restricted shares granted to directors and officers. The 2014 grants equaled $361 thousand in value. The non-executive director shares vested pro rata monthly over the course of 2014, and were fully vested by the end of 2014.

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

A summary of the status of the Company’s nonvested shares in relation to the Company’s restricted stock awards as of December 31, 2014 and 2013, and changes during the years ended December 31, 2014 and 2013 is presented below. The weighted average price is the weighted average fair value at the date of grant.

	Shares	Weighted Average Price
Nonvested as of January 1, 2013	-
Granted	30,140	$4.55
Vested	18,440	4.63
Forfeited	-	-
Nonvested as of December 31, 2013	11,700	$4.41
Granted	85,933	4.20
Vested	45,053	4.21
Forfeited	-	-
Nonvested as of December 31, 2014	52,580	$4.23

The weighted average fair value of restricted stock granted during the year was $4.20. The remaining unrecognized compensation expense for the shares granted totaled $222 thousand as of December 31, 2014 and will be recognized over the next 33 months, or 2.75 years.

A total of 578,125 shares of restricted shares of common stock were sold to founding investors of Cordia predominantly during 2009 and 2010 and are considered at December 31, 2014 more-likely-than-not to not vest due to significant performance based thresholds, for which the vesting time period expires in October 2016.

Stock-based compensation expense was $270 thousand in 2014 and $99 thousand in 2013.

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

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

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

Loans Held for Investments

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

Commitments to Extend Credit, Standby Letters of Credit, and Financial Guarantees

Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. At December 31, 2014 and 2013, the fair value of loan commitments and standby letters of credit was deemed to be immaterial and therefore is not included.

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

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

Level 1	Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2	Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3	Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

The following table presents estimated fair values of the Company’s financial statements in accordance with authoritative accounting guidance:

		Fair Value Measurements at December 31, 2014
(dollars in thousands)	Carrying amount	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash and cash equivalents	$21,847	$21,847	$-	$-	$21,847
Securities available for sale	53,483	-	53,483	-	53,483
Securities held to maturity	20,716	-	21,047	-	21,047
Restricted securities	2,092	-	2,092	-	2,092
Net Loans held for investment	211,870	-	-	213,861	213,861
Interest receivable	2,040	-	2,040	-	2,040
Liabilities:
Demand deposits	30,709	-	30,709	-	30,709
Savings and interest-bearing demand deposits	83,339	-	82,986	-	82,986
Time deposits	151,555	-	152,179	-	152,179
FHLB Borrowings	25,000	-	24,753	-	24,753
Interest payable	161	-	161	-	161

		Fair Value Measurements at December 31, 2013
(dollars in thousands)	Carrying amount	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash and cash equivalents	$13,984	$13,984	$-	$-	$13,984
Securities available for sale	24,567	-	24,567	-	24,567
Securities held to maturity	14,753	-	14,597	-	14,597
Restricted securities	1,074	-	1,074	-	1,074
Loans held for investment	172,518	-	-	173,444	173,444
Interest receivable	1,655	-	1,655	-	1,655
Liabilities:
Demand deposits	22,845	-	22,845	-	22,845
Savings and interest-bearing demand deposits	60,685	-	60,685	-	60,685
Time deposits	127,284	-	127,966	-	127,966
FHLB Borrowings	10,000	-	9,656	-	9,656
Interest payable	143	-	143	-	143

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

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

The following table presents the balances of financial assets measured at fair value on a recurring basis at December 31, 2014 and 2013:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Balance at December 31,	(Level 1)	(Level 2)	(Level 3)
2014

U. S. Government Agencies	$2,689	$-	$2,689	$-
Agency Guaranteed Mortgage-backed securities	50,794	-	50,794	-

2013

U. S. Government Agencies	$7,041	$-	$7,041	$-
Agency Guaranteed Mortgage-backed securities	17,526	-	17,526	-

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing a market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral value based on income valuation approach is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Operations.

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

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis at December 31, 2014 and 2013.

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Balance at December 31,	(Level 1)	(Level 2)	(Level 3)
2014
Impaired loans	$42	$-	$-	$42
OREO	1,641	-	-	1,641

2013
OREO	$1,545	$-	$-	$1,545

The following table displays quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2014 and 2013:

	December 31, 2014
(dollars in thousands)	Quantitative Information About Level 3 Fair Value Measurements
Description	Fair Value	Valuation Technique	Unobservable input	Range

Impaired loans	$42	-	-	0-10%
Other real estate owned	$1,641	Discounted appraised value	Discount for lack of marketability	6-29%

	December 31, 2013
(dollars in thousands)	Quantitative Information About Level 3 Fair Value Measurements
Description	Fair Value	Valuation Technique	Unobservable input	Range
Other real estate owned	$1,545	Discounted appraised value	Discount for lack of marketability	6-29%

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

Note 15. Other Real Estate Owned

The table below presents a summary of the activity related to other real estate owned:

(dollars in thousands)	2014	2013
Beginning balance, January 1	$1,545	$1,768
Additions	83	-
Valuation adjustments	13	-
Sales	-	(223)
Ending balance, December 31	$1,641	$1,545

The Company aggressively attempts to dispose of its other real estate and has contracted with a third-party vendor to aid in expediting the sales process. The Company recorded no sales or gain on the sale of OREO during 2014 as compared to a net gain of $36 thousand during 2013. The Company recorded an expense of $46 thousand and $48 thousand related to other real estate owned for the years ended December, 31, 2014 and 2013, respectively.

Note 16. Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive loss for years ended December 31, 2014 and 2013 are summarized as follows:

(dollars in thousands)	2014	2013

Beginning balance	$(384)	$56
Unrealized holding losses on available for sale securities	(132)	(448)
Amortization of available for sale to held to maturity reclassification adjustment	48	8
Net current period other comprehensive loss	(84)	(440)
Ending balance	$(468)	$(384)

The following table presents information on amounts reclassified out of accumulated other comprehensive income (loss), by category, during the periods indicated:

(in thousands)			Affected Line Item on
			Condensed
			Consolidated
			Statement of
	2014	2013	Operations
Available-for-sale securities
Realized gains on sales of securities	$177	$-	Net gain on sale of available-for-sale securities

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

Note 17. Preferred Stock Issuance and Conversion

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

On June 25, 2014, upon stockholder approval, each share of Series A Preferred Stock mandatorily converted into 10,000 shares of Cordia’s common stock at a conversion price of $4.25 per share, for a total issuance of approximately 3,629,871 new shares of common stock, of which 2,229,434 are voting and 1,400,437 are nonvoting. The holders of the Series A Preferred Stock did not receive any dividends under the provisions of the stock purchase agreements.

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

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

Note 18. Parent Company Activity

Cordia Bancorp, Inc. owns 100.0% of the outstanding shares of the Bank of Virginia at December 31, 2014. Condensed financial statements of Cordia Bancorp, Inc. follow:

Condensed Balance Sheets

December 31, 2014 and 2013

(dollars in thousands)	2014	2013
Assets:
Cash and due from banks	$1,779	$211
Investment in Bank of Virginia	25,621	13,882
Other assets	11	229
Total assets	$27,411	$14,322

Liabilities and capital:

Liabilities	$275	$1,035

Equity
Common stock	65	28
Additional paid-in capital	32,956	18,648
Retained deficit	(5,417)	(5,005)
Accumulated other comprehensive loss	(468)	(384)
Total equity	27,136	13,287
Total liabilities and equity	$27,411	$14,322

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

Condensed Statements of Operations
For the years ended December 31, 2014 and 2013

(dollars in thousands)	2014	2013
Income:
Equity in undistributed income of subsidiary	$323	$1,346
Interest income	1	1
Total income	$324	$1,347

Expenses:
Other expense	736	651
Total expense	736	651
Net income (loss)	$(412)	$696

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

Condensed Statements of Cash Flows
For the years ended December 31, 2014 and 2013

(dollars in thousands)	2014	2013
Cash flows from operating activities:
Net income (loss)	$(412)	$696
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in undistributed income of subsidiary	(323)	(1,346)
Stock-based compensation	270	99
Net decrease (increase) in other assets	218	(109)
Net (decrease) increase in other liabilities	(760)	828
Net cash (used in) provided by operating activities	(1,007)	168

Cash flows from investing activities:
Investment in Bank of Virginia, net of costs	(11,500)	(4,312)
Net cash used in investing activities	(11,500)	(4,312)

Cash flows from financing activities:
Issuance of Common Stock, net of costs	14,075	4,128
Net cash provided by investing activities	14,075	4,128
Net increase (decrease) in cash and due from banks	1,568	(16)

Cash and due from banks, beginning of period	211	227
Cash and due from banks, end of period	$1,779	$211

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Cordia Bancorp Inc.
Midlothian, Virginia

We have audited the accompanying consolidated balance sheets of Cordia Bancorp Inc. and subsidiary (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cordia Bancorp Inc. and subsidiary as of December 31, 2014 and 2013 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia

March 25, 2015

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A	Controls and Procedures

(a)	Disclosure Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of December 31, 2014, the Company’s disclosure controls and procedures were effective.

(b)	Internal Controls over Financial Reporting

Cordia's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Management assessed the effectiveness of Cordia's internal control over financial reporting as of December 31, 2014 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in a report entitled Internal Control — Integrated Framework (1992). Based on its assessment, management has concluded that Cordia maintained effective internal control over financial reporting as of the quarter ended December 31, 2014.

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

(c)	Changes to Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information regarding the directors and officers of Cordia and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to Cordia’s Proxy Statement for the 2015 Annual Meeting of Shareholders and to Part I, Item 1 “Business – Executive Officers of the Registrant” to this Annual Report on Form 10-K.

Code of Ethics

Cordia has adopted a code of ethics that applies to its principal executive officer, the principal financial officer and principal accounting officer. A copy of the Company’s code of business conduct and ethics is available on the Corporate portion of the Bank’s website at www.bankofva.com.

Item 11.	Executive Compensation

The information regarding executive compensation is incorporated herein by reference to Cordia’s Proxy Statement for the 2015 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The information relating to certain relationships and related transactions is incorporated herein by reference to the section captioned “Stock Ownership” in Cordia’s Proxy Statement for the 2015Annual Meeting of Shareholders.

Security Ownership of Management

The information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Cordia’s Proxy Statement for the 2015 Annual Meeting of Shareholders.

Changes in Control

Management of Cordia knows of no arrangements, including any pledge by any person or securities of Cordia, the operation of which may at a subsequent date result in a change in control of the registrant.

Equity Compensation Plan Information

The following table sets forth information about Cordia common stock that may be issued upon exercise of options, warrants and rights under all of Cordia’s equity compensation plans as of December 31, 2014.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuarance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	115,478	$7.48	695,853

Equity compensation plans not approved by security holders	30,000	4.84	-

Total	145,478	$6.94	695,853

Item 13.	Certain Relationships, and Related Transactions, and Director Independence

The information relating to certain relationships and related transactions is incorporated herein by reference to Cordia’s Proxy Statement for the 2015 Annual Meeting of Shareholders.

Item 14.	Principal Accounting Fees and Services

The information relating to principal accounting fees and expenses is incorporated herein by reference to Cordia’s Proxy Statement for the 2015 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Exhibit No.	Description	Incorporated by Reference to

3.1	Second Amended and Restated Articles of Incorporation of Cordia Bancorp Inc.	Exhibit 3 to Form 10-Q for the quarter ended June 30, 2014.

3.3	Bylaws of Cordia Bancorp Inc.	Exhibit 3.2 to Registration Statement on Form S-4 (File No. 333-186087), as amended, initially filed on January 18, 2013.

10.1*	Bank of Virginia 2005 Stock Option Plan	Exhibit 10.1 to Registration Statement on Form S-4 (File No. 333-186087), as amended, initially filed on January 18, 2013.

10.2*	Form of Employee Stock Option Agreement	Exhibit 10.1 to Registration Statement on Form S-4 (File No. 333-186087), as amended, initially filed on January 18, 2013.

10.3*	Form of Director Stock Option Agreement	Exhibit 10.3 to Registration Statement on Form S-4 (File No. 333-186087), as amended, initially filed on January 18, 2013.

10.4*	Bank of Virginia 2011 Stock Incentive Plan	Exhibit 10.5 to Registration Statement on Form S-4 (File No. 333-186087), as amended, initially filed on January 18, 2013.

10.5*	Employment Agreement between Cordia Bancorp Inc. and Jack C. Zoeller	Exhibit 10.6 to Registration Statement on Form S-4 (File No. 333-186087), as amended, initially filed on January 18, 2013.

10.6*	Nonqualified Stock Option of Richard Dickinson	Exhibit 10.7 to Registration Statement on Form S-4 (File No. 333-186087), as amended, initially filed on January 18, 2013.

10.7*	Amended and Restated Series A Stock Purchase Agreement between Cordia Bancorp Inc. and David C. Bushnell	Exhibit 10.8 to Registration Statement on Form S-4 (File No. 333-186087), as amended, initially filed on January 18, 2013.

10.8*	Second Amended and Restated Founder Stock Purchase Agreement between Cordia Bancorp Inc. and Peter W. Grieve	Exhibit 10.9 to Registration Statement on Form S-4 (File No. 333-186087), as amended, initially filed on January 18, 2013.

10.9*	Amended and Restated Founder Stock Purchase Agreement between Cordia Bancorp Inc. and Raymond H. Smith, Jr.	Exhibit 10.10 to Registration Statement on Form S-4 (File No. 333-186087), as amended, initially filed on January 18, 2013.

10.10*	Amended and Restated Founder Stock Purchase Agreement between Cordia Bancorp Inc. and Todd S. Thomson	Exhibit 10.11 to Registration Statement on Form S-4 (File No. 333-186087), as amended, initially filed on January 18, 2013.

10.11*	Second Amended and Restated Founder Stock Purchase Agreement between Cordia Bancorp Inc. and John P. Wright	Exhibit 10.12 to Registration Statement on Form S-4 (File No. 333-186087), as amended, initially filed on January 18, 2013.

10.12*	Second Amended and Restated Founder Stock Purchase Agreement between Cordia Bancorp Inc. and Jack Zoeller	Exhibit 10.13 to Registration Statement on Form S-4 (File No. 333-186087), as amended, initially filed on January 18, 2013.

10.13*	Form of Incentive Stock Option Award	Exhibit 10.14 to Registration Statement on Form S-4 (File No. 333-186087), as amended, initially filed on January 18, 2013.

10.14*	Form of Non-Statutory Stock Option Award	Exhibit 10.15 to Registration Statement on Form S-4 (File No. 333-186087), as amended, initially filed on January 18, 2013.
10.15*	Nonqualified Inducement Stock Option Grant Notice and Stock Option Agreement with Mark A. Severson	Exhibit 99.1 to Registration Statement on Form S-8 (File No. 333-192340) filed on November 14, 2013
10.16*	Inducement Restricted Stock Award Notice and Award Agreement with Mark A. Severson	Exhibit 99.2 to Registration Statement on Form S-8 (File No. 333-192340) filed on November 14, 2013
10.17*	First Amendment to Employment Agreement with Jack C. Zoeller	Exhibit 10.1 to Current Report on Form 8-K filed on March 4, 2014

21.1	Subsidiaries

23.1	Consent of Yount, Hyde, Barbour, P.C.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer and Principal Financial Officer

32.1	Section 1350 Certification

101.1	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i( the Consolidated Balance Sheets, (ii) the consolidated Statements of Operations (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

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

/s/ Jack Zoeller	March 25, 2015
Jack Zoeller
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Mark A. Severson	March 25, 2015
Mark A. Severson
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)

/s/ David C. Bushnell	March 25, 2015
David C. Bushnell
Director

/s/ G. Waddy Garrett	March 25, 2015
G. Waddy Garrett
Director

/s/ Thomas L. Gordon	March 25, 2015
Thomas L. Gordon
Director

/s/ Peter W. Grieve	March 25, 2015
Peter W. Grieve
Director

/s/ Hunter R. Hollar	March 25, 2015
Hunter R. Hollar
Director

/s/ Michael Rosinus	March 25, 2015
Michael Rosinus
Director

/s/ Raymond Smith	March 25, 2015
Raymond Smith
Director

Todd S. Thomson
Director

/s/ John P. Wright	March 25, 2015
John P. Wright
Director

/s/ David Zlatin	March 25, 2015
David Zlatin
Director

