Form 10-Q
period 2015-03-31
Cordia Bancorp Inc
filed 2015-05-13
CIK 1466292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

Commission File No. 001-35852

Cordia Bancorp Inc.

(Exact name of registrant as specified in its charter)

Virginia	26-4700031
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11730 Hull Street Road

Midlothian, Virginia 23112

(Address of principal executive offices) (zip code)

(804) 763-1336

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

As of April 29, 2015, there were 6,584,106 shares of common stock outstanding.

i

Item 1. Condensed Consolidated Financial Statements

Cordia Bancorp

Condensed Consolidated Balance Sheets

	(Unaudited)
(dollars in thousands, except per share data)	March 31, 2015	December 31, 2014
Assets
Cash and due from banks	$9,602	$5,484
Federal funds sold and interest-bearing deposits with banks	23,495	16,363
Total cash and cash equivalents	33,097	21,847
Securities available for sale, at fair market value	41,411	53,483
Securities held to maturity, at cost (fair value $20,647 and $21,047 at March 31, 2015 and December 31, 2014, respectively)	20,132	20,716
Restricted securities	2,405	2,092
Loans held for sale	117	-
Loans net of allowance for loan losses of $1,102 and $1,089, at March 31, 2015 and December 31, 2014, respectively	218,651	211,870
Premises and equipment, net	4,402	4,432
Accrued interest receivable	1,986	2,040
Other real estate owned, net of valuation allowance	1,647	1,641
Other assets	696	479
Total assets	$324,544	$318,600

Liabilities and stockholders' equity
Deposits
Non-interest bearing	$27,628	$30,709
Savings and interest-bearing demand	83,077	83,339
Time deposits	154,920	151,555
Total deposits	265,625	265,603
Accrued expenses and other liabilities	1,061	861
FHLB borrowings	30,000	25,000
Total liabilities	296,686	291,464

Stockholders' equity
Preferred stock, 2,000 shares authorized, $0.01 par value, none issued and outstanding	-	-
Common stock:
Common stock - 120,000,000 shares authorized, $0.01 par value, 5,183,669 and 5,103,669 shares outstanding (includes 131,800 and 52,580 of nonvested shares) at March 31, 2015 and December 31, 2014, respectively	51	51
Nonvoting common stock - 5,000,000 shares authorized, $0.01 par value, 1,400,437 shares outstanding at March 31, 2015 and December 31, 2014	14	14
Additional paid-in capital	33,011	32,956
Retained deficit	(5,066)	(5,417)
Accumulated other comprehensive loss	(152)	(468)
Total stockholders' equity	27,858	27,136
Total liabilities and stockholders' equity	$324,544	$318,600

See Notes to the Condensed Consolidated Financial Statements

Cordia Bancorp

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
(dollars in thousands, except per share data)	2015	2014
Interest income
Interest and fees on loans	$2,183	$2,149
Investment securities	363	207
Federal funds sold and deposits with banks	7	6
Total interest income	2,553	2,362
Interest expense
Interest on deposits	454	426
Interest on FHLB borrowings	89	41
Total interest expense	543	467
Net interest income	2,010	1,895
(Recovery of) provision for loan losses	(340)	20
Net interest income after (recovery of) provision for loan losses	2,350	1,875
Non-interest income
Service charges on deposit accounts	30	26
Net gain on sale of available for sale securities	114	64
Other income	69	33
Total non-interest income	213	123
Non-interest expense
Salaries and employee benefits	1,280	1,406
Professional services	84	106
Occupancy	153	151
Data processing and communications	198	142
FDIC assessment and bank fees	90	94
Bank franchise taxes	49	29
Student loan sevicing fees and other loan expenses	146	126
Other real estate expenses, net	6	5
Supplies and equipment	73	75
Insurance	20	41
Director's fees	26	16
Marketing and business development	18	6
Other	69	85
Total non-interest expense	2,212	2,282
Net income (loss) before income taxes	351	(284)
Income taxes	-	-
Net income (loss)	$351	$(284)

Basic net income (loss) per common share	$0.05	$(0.10)
Diluted net income (loss) per common share	$0.05	$(0.10)
Weighted average common shares outstanding, basic	6,559,217	2,788,302
Weighted average common shares outstanding, diluted	6,559,217	2,788,302

See Notes to the Condensed Consolidated Financial Statements

Cordia Bancorp

Condensed Consolidated Statement of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2015	2014
Net income (loss)	$351	$(284)

Other comprehensive income (loss)
Unrealized securities gains (losses) arising during peiriod	418	51
Less: Reclassification adjustment for net securities gains included in net income	(114)	(64)
Add: Amortization of unrealized losses for securities transferred from available for sale to held to maturity	12	12
Total other comprehensive income (loss)	316	(1)

Comprehensive income (loss)	$667	$(285)

See Notes to the Condensed Consolidated Financial Statements

Cordia Bancorp

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2015	2014
Cash flows from operating activities:
Net income (loss)	$351	$(284)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Net amortization of premium on investment securities	113	71
Purchase accounting accretion, net	(38)	(108)
Depreciation	74	70
Amortization of deferred loan costs and fees	83	40
(Recovery of) provision for loan losses	(340)	20
Gain on available for securities	(114)	(64)
Other real estate owned valuation adjustment	-	2
Stock based compensation	55	24
Loans held for sale
Originations	(1,374)	-
Proceeds	1,278	-
Gain on sale	(21)	-
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	54	(522)
Increase in other assets	(226)	(118)
Decrease in accrued expenses and other liabilities	224	11,179
Net cash (used in) provided by operating activities	119	10,310
Cash flows from investing activities:
Purchase of securities available for sale	(3,080)	(7,910)
(Purchase) redemptions of restricted securities, net	(313)	(455)
Proceeds from sales, maturities, and paydowns of securities available for sale	15,481	8,005
Proceeds from payments/maturities of securities held to maturity	572	253
Net increase in commercial and consumer loans	(10,132)	(5,421)
Net decrease (increase) in purchased guaranteed student loans	3,629	(25,608)
Improvements to other real estate owned	(6)	-
Purchase of premises and equipment	(42)	(34)
Net cash provided by (used in) investing activities	6,109	(31,170)
Cash flows from financing activities:
Net (decrease) increase in demand savings, interest-bearing checking and money market deposits	(3,343)	12,937
Net increase in time deposits	3,365	11,277
Proceeds from FHLB advances	5,000	10,000
Net cash provided by investing activities	5,022	34,214
Net increase in cash and cash equivalents	11,250	13,354
Cash and cash equivalents, beginning of period	21,847	13,984
Cash and cash equivalents, end of period	$33,097	$27,338
Supplemental disclosure of cash flow information
Cash payments for interest	$525	$466
Supplemental disclosure of noninvesting activities
Unrealized gains (losses) on securities available for sale	$304	$(13)
Amortization of unrealized losses transferred to held to maturity	$12	$12

See Notes to the Condensed Consolidated Financial Statements

Cordia Bancorp

Notes to Condensed Consolidated Financial Statements

Note 1.	Organization and Summary of Significant Accounting Policies

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

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and prevailing practices within the financial services industry for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements and prevailing practices within the banking industry. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2015. In the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim periods have been included.

These statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s 2014 Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 25, 2015.

Cordia Bancorp

Notes to Condensed Consolidated Financial Statements (continued)

Principles of Consolidation

The accompanying condensed consolidated financial statements include all accounts of the Company and the Bank. All material intercompany balances and transactions have been eliminated in consolidation.

Summary of Significant Accounting Policies

We provide a summary of our significant accounting policies in our 2014 Form 10-K under “Note 1 – Organization and Summary of Significant Accounting Policies”. There have been no significant changes to these policies during 2015.

Recent Accounting Pronouncements

In January 2014, the FASB issued ASU 2014-01, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force).” The amendments in this ASU permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this ASU should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this ASU are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, “Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).” The amendments in this ASU clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers: Topic 606.” This ASU applies to any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The guidance supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,, most industry-specific guidance, and some cost guidance included in Subtopic 605-35, “Revenue Recognition—Construction-Type and Production-Type Contracts.” The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To be in alignment with the core principle, an entity must apply a five step process including: identification of the contract(s) with a customer, identification of performance obligations in the contract(s), determination of the transaction price, allocation of the transaction price to the performance obligations, and recognition of revenue when (or as) the entity satisfies a performance obligation. Additionally, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer have also been amended to be consistent with the guidance on recognition and measurement. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. In April 2015, the FASB voted in favor of a one year deferral of the effective date of this amendment. An exposure draft is expected with a 30 day comment period. The Company is currently assessing the impact that ASU 2014-09 will have on its (consolidated) financial statements.

Cordia Bancorp

Notes to Condensed Consolidated Financial Statements (continued)

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.” The amendments in this ASU remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the removal of Topic 915, “Development Stage Entities,” from the FASB Accounting Standards Codification. In addition, this ASU adds an example disclosure and removes an exception provided to development stage entities in Topic 810, “Consolidation,” for determining whether an entity is a variable interest entity. The presentation and disclosure requirements in Topic 915 will no longer be required for the first annual period beginning after December 15, 2014. The revised consolidation standards are effective for annual periods beginning after December 15, 2015. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-10 to have a material impact on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-11, “Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” This ASU aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. The new guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement. The amendments in the ASU also require a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. Additional disclosures will be required for the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The amendments in this ASU are effective for the first interim or annual period beginning after December 15, 2014; however, the disclosure for transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. Early adoption is not permitted. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” The new guidance applies to reporting entities that grant employees share-based payments in which the terms of the award allow a performance target to be achieved after the requisite service period. The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Existing guidance in “Compensation – Stock Compensation (Topic 718),” should be applied to account for these types of awards. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted and reporting entities may choose to apply the amendments in the ASU either on a prospective or retrospective basis. The Company is currently assessing the impact that ASU 2014-12 will have on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-14, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.” The amendments in this ASU apply to creditors that hold government-guaranteed mortgage loans and are intended to eliminate the diversity in practice related to the classification of these guaranteed loans upon foreclosure. The new guidance stipulates that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if (1) the loan has a government guarantee that is not separable from the loan prior to foreclosure, (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the other receivable should be measured on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. Entities may adopt the amendments on a prospective basis or modified retrospective basis as of the beginning of the annual period of adoption; however, the entity must apply the same method of transition as elected under ASU 2014-04. Early adoption is permitted provided the entity has already adopted ASU 2014-04. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

Cordia Bancorp

Notes to Condensed Consolidated Financial Statements (continued)

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

In February 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” The amendments in this ASU are intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification™ and improves current GAAP by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (VIE), and changing consolidation conclusions for public and private companies in several industries that typically make use of limited partnerships or VIEs. The amendments in this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. ASU 2015-02 may be applied retrospectively in previously issued financial statements for one or more years with a cumulative-effect adjustment to retained earnings as of the beginning of the first year restated. The Company does not expect the adoption of ASU 2015-02 to have a material impact on its consolidated financial statements.

Cordia Bancorp

Notes to Condensed Consolidated Financial Statements (continued)

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The amendments in this ASU are intended to simplify the presentation of debt issuance costs. These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments in this ASU are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company does not expect the adoption of ASU 2015-03 to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” The amendments in this ASU provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments do not change the accounting for a customer’s accounting for service contracts. As a result of the amendments, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. The amendments in this ASU are effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. An entity can elect to adopt the amendments either: (1) prospectively to all arrangements entered into or materially modified after the effective date; or (2) retrospectively. The Company is currently assessing the impact that ASU 2015-05 will have on its consolidated financial statements.

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

Cordia Bancorp

Notes to Condensed Consolidated Financial Statements (continued)

The accretion (amortization) of the acquisition accounting adjustments had the following impact on the financial statements:

	Three Months Ended March 31,
(dollars in thousands)	2015	2014
Loans	$21	$91
Premises and equipment	2	2
Core deposit intangible	(9)	(9)
Building lease obligations	24	24
Net impact to net income	$38	$108

Note 3.	Earnings Per Share

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

Options to purchase 144 thousand shares of the Company’s common stock (100% of the stock options outstanding) were not included in the computation of earnings per share for the 2015 period because the share awards exercise prices exceeded the average market price of the Company’s common stock and, therefore, the effect would have been anti-dilutive. Options to purchase 116 thousand shares of the Company’s common stock (100% of the options outstanding) were not included in the computation of earnings per share for the 2014 period because the share award exercise prices exceeded the average market price of the Company’s common stock during all periods presented and, therefore, the effect would have been anti-dilutive. The three month loss for 2014 also creates an anti-dilutive effect.

For the periods ended March 31, 2015 and 2014, 578,125 shares of unvested common stock were excluded from the computation of basic and diluted earnings per common share as they are performance based and not deemed “more likely than not” to vest. All other vested and non-vested restricted common shares, which carry all rights and privilege of a stockholder with respect to the stock, including the right to vote, were included in the basic and diluted per common share calculations.

The calculation for basic and diluted earnings per common share for the periods ended March 31, 2015 and 2014 are as follows:

Three months ended March 31, 2015 and 2014:

(dollars in thousands)	2015	2014

Net income (loss) attributable to Company	$351	$(284)

Weighted average common shares outstanding, basic	6,559,217	2,788,302

Dilutive effect of stock options	-	-

Weighted average common shares outstanding, diluted	6,559,217	2,788,302

Basic income (loss) per common share	$0.05	$(0.10)

Diluted income (loss) per common share	$0.05	$(0.10)

Cordia Bancorp

Notes to Condensed Consolidated Financial Statements (continued)

Note 4.	Securities

Our investment portfolio consists of U.S. agency debt and agency guaranteed mortgage-backed securities. Our investment security portfolio includes securities classified as available for sale as well as securities classified as held to maturity. We classify securities as available for sale or held to maturity based on our investment strategy and management’s assessment of our intent and ability to hold the securities until maturity. The total securities portfolio (excluding restricted securities) was $61.5 million at March 31, 2015 as compared to $74.2 million at December 31, 2014. At March 31, 2015, the securities portfolio consisted of $41.4 million of securities available for sale, at fair value and $20.1 million of securities held to maturity, at amortized cost.

The table below presents the amortized cost, gross unrealized gains and losses, and fair value of securities available for sale at March 31, 2015 and December 31, 2014.

	March 31, 2015
		Gross Unrealized
(dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value
U.S. Government agencies	$3,448	$12	$(13)	$3,447
Agency guaranteed mortgage-backed securities	37,840	185	(61)	37,964
Total	$41,288	$197	$(74)	$41,411

	December 31, 2014
		Gross Unrealized
(dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value
U.S. Government agencies	$3,735	$1	$(17)	$3,719
Agency guaranteed mortgage-backed securities	49,930	21	(187)	49,764
Total	$53,665	$22	$(204)	$53,483

The table below presents the carry value, gross unrealized gains and losses, and fair value of securities held to maturity at March 31, 2015 and December 31, 2014.

	March 31, 2015
		Gross Unrealized
(dollars in thousands)	Carry Value	Gains	Losses	Fair Value
Agency guaranteed mortgage-backed securities	$20,132	$515	$-	$20,647
Total	$20,132	$515	$-	$20,647

	December 31, 2014
		Gross Unrealized
(dollars in thousands)	Carry Value	Gains	Losses	Fair Value
Agency guaranteed mortgage-backed securities	$20,716	$333	$(2)	$21,047
Total	$20,716	$333	$(2)	$21,047

Cordia Bancorp

Notes to Condensed Consolidated Financial Statements (continued)

The amortized cost and fair value of securities available for sale as of March 31, 2015, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties. They are as follows:

(Dollars in thousands)	Amortized Cost	Fair Value
Over one year within five years	$1,026	$1,034
Over five years within ten years	2,678	2,671
Over ten years	37,584	37,706
Total	$41,288	$41,411

The carry value and fair value of securities held to maturity as of March 31, 2015, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties. They are as follows:

(Dollars in thousands)	Carry Value	Fair Value
Over five years within ten years	$3,680	$3,872
Over ten years	16,452	16,775
Total	$20,132	$20,647

As of March 31, 2015, the portfolio is concentrated in average maturities of over ten years, although a substantial majority of recently purchased securities have effective duration much shorter than ten years. The portfolio is available to support liquidity needs of the Company. During the three months ended March 31, 2015, the Company sold $13.1 million available for sale securities and recognized gross gains of $114 thousand in noninterest income. During the three months ended March 31, 2014, the Company sold $7.1 million available for sale securities and recognized a gross gain of $64 thousand in noninterest income.

Unrealized losses on investments at March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015
	Less than 12 Months		12 Months or Longer		Total

(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$-	$-	$1,661	$(13)	$1,661	$(13)
Agency guaranteed mortgage-backed securities	9,559	(61)	-	-	9,559	(61)
Total	$9,559	$(61)	$1,661	$(13)	$11,220	$(74)

	December 31, 2014

(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$-	$-	$2,689	$(17)	$2,689	$(17)
Agency guaranteed mortgage-backed securities	43,406	(161)	1,904	(28)	45,310	(189)
Total	$43,406	$(161)	$4,593	$(45)	$47,999	$(206)

Cordia Bancorp

Notes to Condensed Consolidated Financial Statements (continued)

As of March 31, 2015, there were one U.S. Government agency securities and four agency guaranteed mortgage-backed securities with unrealized losses totaling $74 thousand. As of December 31, 2014, there were two U.S. Government agency securities and 35 agency guaranteed mortgage-backed securities with unrealized losses totaling $206 thousand. All of the unrealized losses are attributable to increases in interest rates and not to credit deterioration. Currently, the Company believes that it is probable that it will be able to collect all amounts due according to the contractual terms of the investments. Because the decline in market value is attributable to changes in interest rates and not to credit quality and because it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2015.

Six and four investment securities with combined market values of $12.0 million and $7.8 million were pledged to secure public funds with the State of Virginia at March 31, 2015 and December 31, 2014, respectively. We had $14.5 million in eight securities and $9.6 million in six securities pledged to secure FHLB advances at March 31, 2015 and December 31, 2014, respectively.

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

Cordia Bancorp

Notes to Condensed Consolidated Financial Statements (continued)

The following table exhibits loans by sub-segment at March 31, 2015 and December 31, 2014.

(dollars in thousands)	March 31, 2015	December 31, 2014
Commercial Real Estate:
Acquisition, development and construction	$2,083	$2,159
Non-owner occupied	58,323	51,512
Owner occupied	49,328	49,582
Commercial and industrial	24,057	24,153
Guaranteed student loans	61,441	64,870
Consumer:
Residential mortgage	11,563	8,377
HELOC	11,158	11,074
Other	1,800	1,232
Total loans	219,753	212,959
Allowance for loan losses	(1,102)	(1,089)
Total loans, net of allowance for loan losses	$218,651	$211,870

Included in the loan balances above are net deferred loan costs of $1.3 million and $1.2 million at March 31, 2015 and December 31, 2014, respectively. Also included in the loan balances above are premiums related to guaranteed student loans of $905 thousand at March 31, 2015 and $931 thousand at December 31, 2014.

Loans Acquired with Evidence of Deterioration in Credit Quality

Acquired in the acquisition of Bank of Virginia and included in the table above, are purchased performing loans and loans acquired with evidence of deterioration in credit quality. The purchased performing loans are $8.8 million and $9.0 million at March 31, 2015 and December 31, 2014, respectively. As these loans are re-underwritten, they are removed from the “purchase” classification. The loans acquired with evidence of deterioration in credit quality are accounted for under the guidance ASC 310-30 “Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality.” Information related to these loans is as follows:

(dollars in thousands)	March 31, 2015	December 31, 2014
Contract principal balance	$6,179	$7,178
Accretable yield	(38)	(42)
Nonaccretable difference	(5)	(5)
Carrying value of loans	$6,136	$7,131

A discount is applied to these loans such that the carrying amount approximates the cash flows expected to be received from the borrower or from the liquidation of collateral. Due to a high level of uncertainty regarding the timing and amount of these cash flows in December 2010, Management initially considered the entire discount to be nonaccretable. However, due to improvement in the status of some credits, the majority of the discount was subsequently transferred to accretable and is amortized as a yield adjustment over the lives of the individual loans. Cash flows received on loans with a nonaccretable discount are applied on a cost recovery method, whereby payments are applied first to the loan balance. When the loan balance is fully recovered, payments are then applied to income. Any future reductions in carrying value as a result of deteriorating credit quality require an allowance for loan losses (“ALLL”) related to these loans.

Cordia Bancorp

Notes to Condensed Consolidated Financial Statements (continued)

A summary of changes to the accretable yield and nonaccretable differences during the three months ended March 31, 2015 and 2014 is as follows:

	2015		2014
(dollars in thousands)	Accretable Yield	Nonaccretable Difference	Accretable Yield	Nonaccretable Difference
Beginning balance	$42	$5	$62	$61
Charge-offs related to loans covered by ASC 310-30	-	-	-	-
Transfers	-	-	-	-
Accretion	(4)		(5)	-
Ending balance	$38	$5	$57	$61

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

Cordia Bancorp

Notes to Condensed Consolidated Financial Statements (continued)

On a quarterly basis, the process of estimating the ALLL begins with management’s review of the risk rating assigned to individual credits. Through this process, loans adversely risk rated are evaluated for impairment based on ASC 310-40. The following is a summary of the risk rating definitions the Company uses to assign a risk grade to each loan within the portfolio:

Grade 1 - Highest Quality	Loans to persons and businesses with unquestionable financial strength and character that carry extremely low probabilities of default. Balance sheets and cash flow are extremely strong relative to the magnitude of debt. This rating would be analogous to the highest investment grade ratings.

Grade 2 - Above Average Quality	Loans to persons and business entities with unquestioned character that carry low probabilities of default. Borrowers have strong, stable earnings and financial condition.

Grade 3 - Satisfactory	Loans to persons and businesses with acceptable financial condition that carry average probabilities of default. Borrower’s exhibit adequate cash flow to service debt and have acceptable levels of leverage.

Grade 4 - Pass	Loans to persons and businesses with a lack of stability in the primary source of repayment or temporary weakness in their balance sheet or earnings. These loans carry above average probabilities of default. These borrowers generally have higher leverage and less liquidity than loans rated 3-Satisfactory.

Grade 5- Special Mention	Loans to borrowers that exhibit potential credit weakness or a downward trend that warrant additional supervision. While potentially weak, the loan is currently marginally acceptable and no loss of principal or interest is envisioned.

Grade 6 – Substandard	Borrowers with one or more well defined weaknesses that jeopardize the orderly liquidation of the debt. Normal repayment from the borrower is in jeopardy, although no loss of principal is envisioned. Possibility of loss or protracted workout exists if immediate corrective action is not taken.

Grade 7 – Doubtful	Loans with all the weaknesses inherent in a Substandard classification, with the added provision that the weaknesses make collection of debt in full highly questionable and improbable, based on currently existing facts, conditions, and values. Serious problems exist to the point where a partial loss of principal is likely.

Grade 8 – Loss	Borrower is deemed incapable of repayment of the entire principal. A charge-off is required for the portion of principal management has deemed it will not be repaid.

Cordia Bancorp

Notes to Condensed Consolidated Financial Statements (continued)

The following is the distribution of loans by credit quality and segment as of March 31, 2015 and December 31, 2014:

March 31, 2015 (dollars in thousands)	Commercial Real Estate					Consumer

Credit quality class	Acq-Dev Construction	Non- owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
1 Highest quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
2 Above average quality	-	2,196	2,742	2,047	61,441	11	1,161	311	69,909
3 Satisfactory	407	33,795	24,231	16,342	-	6,687	6,418	1,402	89,282
4 Pass	456	20,773	19,603	5,136	-	4,607	2,632	87	53,294
5 Special mention	79	121	-	60	-	28	318	-	606
6 Substandard	188	-	-	26	-	46	266	-	526
7 Doubtful	-	-	-	-	-	-	-	-	-
	1,130	56,885	46,576	23,611	61,441	11,379	10,795	1,800	213,617
Loans acquired with deteriorated credit quality	953	1,438	2,752	446	-	184	363	-	6,136
Total loans	$2,083	$58,323	$49,328	$24,057	$61,441	$11,563	$11,158	$1,800	$219,753

December 31, 2014 (dollars in thousands)	Commercial Real Estate					Consumer

Credit quality class	Acq-Dev Construction	Non- owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
1 Highest quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
2 Above average quality	-	2,225	2,788	2,498	64,870	24	1,394	719	74,518
3 Satisfactory	458	30,473	26,608	14,883	-	3,325	6,140	425	82,312
4 Pass	476	17,236	16,986	5,593	-	4,768	2,589	88	47,736
5 Special mention	-	123	-	68	-	75	319	-	585
6 Substandard	267	-	-	142	-	-	268	-	677
7 Doubtful	-	-	-	-	-	-	-	-	-
	1,201	50,057	46,382	23,184	64,870	8,192	10,710	1,232	205,828
Loans acquired with deteriorated credit quality	958	1,455	3,200	969	-	185	364	-	7,131
Total loans	$2,159	$51,512	$49,582	$24,153	$64,870	$8,377	$11,074	$1,232	$212,959

Cordia Bancorp

Notes to Condensed Consolidated Financial Statements (continued)

A summary of the balances of loans outstanding by days past due, including accruing and non-accruing loans by portfolio class as of March 31, 2015 and December 31, 2014 is as follows:

	Commercial Real Estate					Consumer

At March 31, 2015 ( in thousands)	Acq-Dev Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
30 - 59 days	$-	$-	$-	$-	$3,415	$-	$-	$-	$3,415
60 - 89 days	-	-	-	-	2,498	-	-	-	2,498
> 90 days	548	-	1,201	9	9,557	44	75	-	11,434
Total past due	548	-	1,201	9	15,470	44	75	-	17,347
Current	1,535	58,323	48,127	24,048	45,971	11,519	11,083	1,800	202,406
Total loans	$2,083	$58,323	$49,328	$24,057	$61,441	$11,563	$11,158	$1,800	$219,753
> 90 days still accruing	$-	$-	$-	$-	$9,557	$-	$-	$-	$9,557

	Commercial Real Estate					Consumer

At December 31, 2014 (in thousands)	Acq-Dev Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
30 - 59 days	$-	$-	$-	$-	$4,029	$-	$-	$-	$4,029
60 - 89 days	-	-	885	-	1,989	-	75	-	2,949
> 90 days	548	-	314	121	11,378	44	-	-	12,405
Total past due	548	-	1,199	121	17,396	44	75	-	19,383
Current	1,611	51,512	48,383	24,032	47,474	8,333	10,999	1,232	193,576
Total loans	$2,159	$51,512	$49,582	$24,153	$64,870	$8,377	$11,074	$1,232	$212,959
> 90 days still accruing	$-	$-	$-	$-	$11,378	$-	$-	$-	$11,378

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

Loans placed on non-accrual status may, at the lenders discretion, be returned to accrual status after:

•	payments are received for a reasonable period in accordance with the loan documents (typically for six (6) months), and any doubt as to the loan's full collectability has been removed; or
•	the troubled loan is restructured and, evidenced by a credit evaluation of the borrower's financial condition and the prospects for full payment are good.

When a loan is returned to accrual status after restructuring, the pre-restructuring risk rating is maintained until a satisfactory payment history is re-established. Returning non-accrual loans to an accrual status requires the prior written approval of the Chief Credit Officer.

Cordia Bancorp

Notes to Condensed Consolidated Financial Statements (continued)

A summary of non-accrual loans by portfolio class is as follows:

(dollars in thousands)	March 31, 2015	December 31, 2014
Commercial Real Estate:
Acquisition, development and construction	$548	$548
Owner occupied	1,201	1,198
Commercial and industrial	8	121
Consumer:
Residential mortgage	44	44
HELOC	307	310
Total non-accrual loans	$2,108	$2,221

Non-accrual troubled debt restructurings included above	$-	$-
Non-accrual purchased credit impaired loans included above	$1,742	$1,741

Impaired Loans

All loans that are rated doubtful are assessed as impaired based on the expectation that collection of principal and interest when due is in doubt. All loans that are rated substandard or are expected to be downgraded to substandard, require additional analysis to determine if a specific reserve under ASC 310-40 is required. All loans that are rated special mention are presumed not to be impaired. However, special mention rated loans are typically evaluated for the following adverse characteristics that may indicate further analysis is warranted before completing an assessment of impairment:

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

Once deemed impaired, the loan is then analyzed for the extent of the impairment. Impairment is the difference between the principal balance of the loan and (i) the discounted cash flows of the borrower or (ii) the fair market value of the collateral less the costs involved with liquidation (i.e., real estate commissions, attorney costs, etc.). This difference is then reflected as a component in the ALLL as a specific reserve.

Certain loans were identified and individually evaluated for impairment at March 31, 2015 and December 31, 2014. A number of these impaired loans were not charged with a valuation allowance due to management’s judgment that the cash flows from the underlying collateral or equity available from guarantors was sufficient to recover the Company’s entire investment, while other loans experienced collateral deterioration and supplemental specific reserves were added. The results of those analyses are presented in the following tables.

Cordia Bancorp

Notes to Condensed Consolidated Financial Statements (continued)

The following information is a summary of related impaired loans, excluding loans acquired with deteriorating credit quality, presented by portfolio class as of March 31, 2015:

(dollars in thousands)	Recorded Investment(1)	Unpaid Principal(2)	Related Allowance	Average Recorded Investment	Interest Recorded
With no related allowance recorded:
Commercial Real Estate:
Acquisition, development and construction	$188	$188	$-	$188	$-
Non-owner occupied	-	-	-	-	-
Owner occupied	-	-	-	-	-
Commercial and industrial	26	30	-	30	-
Consumer:				-
Residential mortgage	45	45	-	47	1
HELOC	191	191	-	192	1
Other	-	-	-		-
	$450	$454	$-	$457	$2
With an allowance recorded:
Commercial Real Estate:
Acquisition, development and construction	$-	$-	$-	$-	$-
Non-owner occupied	-	-	-	-	-
Owner occupied	-	-	-	-	-
Commercial and industrial	-	-	-	-	-
Consumer:
Residential mortgage	-	-	-	-	-
HELOC	75	75	33	75	-
Other	-	-	-	-	-
	$75	$75	$33	$75	$-
Total:
Commercial Real Estate:
Acquisition, development and construction	$188	$188	$-	$188	$-
Non-owner occupied	-	-	-	-	-
Owner occupied	-	-	-	-	-
Commercial and industrial	26	30	-	30	-
Consumer:	-	-	-	-	-
Residential mortgage	45	45	-	47	1
HELOC	266	266	33	267	1
Other	-	-	-	-	-
Total	$525	$529	$33	$532	$2

Cordia Bancorp

Notes to Condensed Consolidated Financial Statements (continued)

The following information is a summary of related impaired loans, excluding loans acquired with deteriorating credit quality, presented by portfolio class as of December 31, 2014:

(dollars in thousands)	Recorded Investment(1)	Unpaid Principal(2)	Related Allowance	Average Recorded Investment	Interest Recorded
With no related allowance recorded:
Commercial Real Estate:
Acquisition, development and construction	$267	$267	$-	$269	$6
Non-owner occupied	-	-	-	-	-
Owner occupied	-	-	-	-	-
Commercial and industrial	32	34	-	46	2
Consumer:				-
Residential mortgage	-	-	-	-	-
HELOC	193	193	-	197	3
Other	-	-	-		-
	$492	$494	$-	$512	$11
With an allowance recorded:
Commercial Real Estate:
Acquisition, development and construction	$-	$-	$-	$-	$-
Non-owner occupied	-	-	-	-	-
Owner occupied	-	-	-	-	-
Commercial and industrial	110	540	110	309	7
Consumer:
Residential mortgage	-	-	-	-	-
HELOC	75	75	33	75	-
Other	-	-	-	-	-
	$185	$615	$143	$384	$7
Total:
Commercial Real Estate:
Acquisition, development and construction	$267	$267	$-	$269	$6
Non-owner occupied	-	-	-	-	-
Owner occupied	-	-	-	-	-
Commercial and industrial	142	574	110	355	9
Consumer:	-	-	-	-	-
Residential mortgage	-	-	-	-	-
HELOC	268	268	33	272	3
Other	-	-	-	-	-
Total	$677	$1,109	$143	$896	$18

(1)	The amount of the investment in a loan, which is not net of a valuation allowance, but which does reflect any direct write-down of the investment.
(2)	The contractual amount due, which reflects paydowns applied in accordance with loan documents, but which does not reflect any direct write-downs.

Loans with deteriorated credit quality acquired as part of the Bank of Virginia acquisition are accounted for under the requirements of ASC 310-30. These loans are not considered impaired and not included in the table above.

Cordia Bancorp

Notes to Condensed Consolidated Financial Statements (continued)

Activity in the ALLL for the three months ended March 31, 2015 and 2014 is summarized below:

	Commercial Real Estate					Consumer

(dollars in thousands)	Acquisition, Development, Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
Allowance for loan losses
Beginning balance, December 31, 2014	$146	$97	$149	$357	$144	$98	$76	$22	$1,089

Charge-offs	-	-	-	(109)	-	-	-	(47)	(156)
Recoveries	-	234	-	271	-	1	3	-	509
Net (charge-offs) recoveries	-	234	-	162	-	1	3	(47)	353

Provision (recovery)	24	(75)	(22)	(275)	(14)	(44)	11	55	(340)
Ending balance, March 31, 2015	$170	$256	$127	$244	$130	$55	$90	$30	$1,102

	Commercial Real Estate					Consumer

(dollars in thousands)	Acquisition, Development, Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
Allowance for loan losses
Beginning balance, December 31, 2013	$300	$39	$322	$377	$268	$120	$20	$43	$1,489

Charge-offs	(6)	-	-	-	(23)	-	-	-	(29)
Recoveries	-	-	-	4	-	1	-	19	24
Net (charge-offs) recoveries	(6)	-	-	4	(23)	1	-	19	(5)

Provision (recovery)	(101)	58	(66)	94	59	19	(16)	(27)	20
Ending balance, March 31, 2014	$193	$97	$256	$475	$304	$140	$4	$35	$1,504

Cordia Bancorp

Notes to Condensed Consolidated Financial Statements (continued)

A summary of the ALLL by portfolio segment and impairment evaluation methodology as of March 31, 2015 and December 31, 2014 is as follows:

	Commercial Real Estate					Consumer
(dollars in thousands)	Acquisition, Development, Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
Allowance for loan losses for loans
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$33	$-	$33
Collectively evaluated for impairment	43	256	127	244	130	55	57	30	942
Loans acquired with deteriorated credit quality	127	-	-	-	-	-	-	-	127
Ending balance, March 31, 2015	$170	$256	$127	$244	$130	$55	$90	$30	$1,102

Gross loan balances
Individually evaluated for impairment	$188	$-	$-	$26	$-	$45	$266	$-	$525
Collectively evaluated for impairment	942	56,885	46,576	23,585	61,441	11,334	10,529	1,800	213,092
Loans acquired with deteriorated credit quality	953	1,438	2,752	446	-	184	363	-	6,136
Ending balance, March 31, 2015	$2,083	$58,323	$49,328	$24,057	$61,441	$11,563	$11,158	$1,800	$219,753

	Commercial Real Estate					Consumer
(dollars in thousands)	Acquisition, Development, Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
Allowance for loan losses for loans
Individually evaluated for impairment	$-	$-	$-	$110	$-	$-	$33	$-	$143
Collectively evaluated for impairment	56	97	149	247	144	98	43	22	856
Loans acquired with deteriorated credit quality	90	-	-	-	-	-	-	-	90
Ending balance, December 31, 2014	$146	$97	$149	$357	$144	$98	$76	$22	$1,089

Gross loan balances
Individually evaluated for impairment	$267	$-	$-	$142	$-	$-	$268	$-	$677
Collectively evaluated for impairment	934	50,057	46,382	23,042	64,870	8,192	10,442	1,232	205,151
Loans acquired with deteriorated credit quality	958	1,455	3,200	969	-	185	364	-	7,131
Ending balance, December 31, 2014	$2,159	$51,512	$49,582	$24,153	$64,870	$8,377	$11,074	$1,232	$212,959

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

Cordia Bancorp

Notes to Condensed Consolidated Financial Statements (continued)

During the three months ended March 31, 2015 and 2014, no loans were modified in troubled debt restructurings. At March 31, 2015 and December 31, 2014, two and four loans, respectively, were classified as trouble debt restructurings. The principal balance outstanding relating to these loans was $371 thousand and $1.3 million at March 31, 2015 and December 31, 2014, respectively, all of which were accruing. During the three months ended March 31, 2015 and 2014, no defaults occurred on loans modified as TDR’s in the preceding twelve months.

Note 6. Intangible Assets

In 2010, the Company acquired a majority interest in the Bank of Virginia. The Company recorded a core deposit intangible related to this acquisition of $249 thousand. This asset represents the estimated fair value of the core deposits and was determined based on the present value of future cash flows related to those deposits considering the industry standard “financial instrument” type present value methodology. The core deposit intangible is amortized over the estimated life of the deposits using the straight-line method. A summary of the first quarter 2015 activity in this account is as follows:

(dollars in thousands)
Balance at December 31, 2014	$104
Amortization	(9)
Balance at March 31, 2015	$95

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

Cordia Bancorp

Notes to Condensed Consolidated Financial Statements (continued)

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

Commitments to Extend Credit, Standby Letters of Credit, and Financial Guarantees

Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. At March 31, 2015 and December 31, 2014, the fair value of loan commitments and standby letters of credit was deemed to be immaterial and therefore is not included.

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

Level 1	Valuation is based upon quoted prices for identical instruments traded in active markets.

Cordia Bancorp

Notes to Condensed Consolidated Financial Statements (continued)

Level 2	Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3	Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

The carrying value and fair values of financial assets and liabilities are as follows:

		Fair Value Measurements at March 31, 2015
(dollars in thousands)	Carrying amount	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash and cash equivalents	$33,097	$33,097	$-	$-	$33,097
Securities available for sale	41,411	-	41,411	-	41,411
Securities held to maturity	20,132	-	20,647	-	20,647
Restricted securities	2,405	-	2,405	-	2,405
Loans held for sale	117	-	117	-	117
Net loans held for investment	218,651	-	-	221,391	221,391
Interest receivable	1,986		1,986		1,986
Liabilities:
Demand deposits	27,628	-	27,628	-	27,628
Savings and interest-bearing demand deposits	83,077	-	83,077	-	83,077
Time deposits	154,920	-	155,316	-	155,316
FHLB Borrowings	30,000	-	29,953	-	29,953
Interest payable	179	-	179	-	179

		Fair Value Measurements at December 31, 2014
(dollars in thousands)	Carrying amount	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash and cash equivalents	$21,847	$21,847	$-	$-	$21,847
Securities available for sale	53,483	-	53,483	-	53,483
Securities held to maturity	20,716	-	21,047	-	21,047
Restricted securities	2,092	-	2,092	-	2,092
Net loans held for investment	211,870	-	-	213,861	213,861
Interest receivable	2,040	-	2,040	-	2,040
Liabilities:
Demand deposits	30,709	-	30,709	-	30,709
Savings and interest-bearing demand deposits	83,339	-	83,339	-	83,339
Time deposits	151,555	-	152,179	-	152,179
FHLB Borrowings	25,000	-	24,753	-	24,753
Interest payable	161	-	161	-	161

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

Cordia Bancorp

Notes to Condensed Consolidated Financial Statements (continued)

The following table presents the balances of financial assets measured at fair value on a recurring basis:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Balance	(Level 1)	(Level 2)	(Level 3)
March 31, 2015

U. S. Government Agencies	$3,447	$-	$3,447	$-
Agency Guaranteed Mortgage-backed securities	37,964	-	37,964	-

December 31, 2014

U. S. Government Agencies	$3,719	$-	$3,719	$-
Agency Guaranteed Mortgage-backed securities	49,764	-	49,764	-

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

The following describes the valuation techniques used by the Company to measure certain assets recorded at fair value on a nonrecurring basis in the financial statements:

Impaired Loans

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected when due. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the ALLL are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for loan losses on the Consolidated Statements of Operations.

Other Real Estate Owned (OREO)

Other real estate owned (“OREO”) is measured at fair value less cost to sell, based on an appraisal conducted by an independent, licensed appraiser outside of the Company. If the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability, then the fair value is considered Level 3. OREO is measured at fair value on a nonrecurring basis. Any initial fair value adjustment is charged against the ALLL. Subsequent fair value adjustments are recorded in the period incurred and included in other noninterest expense on the Consolidated Statements of Operations.

Cordia Bancorp

Notes to Condensed Consolidated Financial Statements (continued)

The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Balance	(Level 1)	(Level 2)	(Level 3)
March 31, 2015
Impaired loans	$42	$-	$-	$42
OREO	1,647	-	-	1,647

December 31, 2014
Impaired loans	$42	$-	$-	$42
OREO	1,641	-	-	1,641

There were no outstanding or in-process residential mortgage OREO properties as of March 31, 2015 or December 31, 2014.

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2015 and December 31, 2014:

	March 31, 2015
(dollars in thousands)	Quantitative Information About Level 3 Fair Value Measurements
Description	Fair Value	Valuation Technique	Unobservable input	Range (Weighted Average)

Impaired loans	$42	Appraisals	Discount to reflect current market condition and estimated selling costs	0-10%
Other real estate owned	$1,647	Appraisals	Discount to reflect current market condition and estimated selling costs	6-29%

	December 31, 2014
(dollars in thousands)	Quantitative Information About Level 3 Fair Value Measurements
Description	Fair Value	Valuation Technique	Unobservable input	Range (Weighted Average)

Impaired loans	$42	Appraisals	Discount to reflect current market condition and estimated selling costs	0-10%
Other real estate owned	$1,641	Appraisals	Discount to reflect current market condition and estimated selling costs	6-29%

Cordia Bancorp

Notes to Condensed Consolidated Financial Statements (continued)

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

At the 2011 Annual Meeting, the Bank’s shareholders approved a new share-based compensation plan (Bank of Virginia 2011 Stock Incentive Plan or the “2011 Plan”). Under this plan, employees, officers and directors of the Bank or its affiliates are eligible to receive grants, subject to approval by the board of directors. The plan’s intent was to reward employees, officers and directors of the Bank or its affiliates for their efforts, to assist in the long-term retention of service for those who were awarded, as well as align their interests with the Bank’s shareholders. At the 2014 Annual Meeting, Cordia shareholders approved an amendment to the 2011 Plan to increase the number of shares authorized for issuance by an additional 800,000 shares. As of March 31, 2015, there were 696,979 shares reserved under the 2011 Plan.

There were 20,000 Cordia stock options granted outside of the plan prior to the share exchange in March 2013. In addition, there were 10,000 stock options and 12,500 restricted stock issued in September 2013 outside the plan as an inducement grant to a newly hired officer.

As of the merger on March 29, 2013, the 2005 and 2011 Plans were assumed by Cordia.

Cordia Bancorp

Notes to Condensed Consolidated Financial Statements (continued)

A summary of the Company’s option activity as of March 31, 2015 and changes during the period then ended are presented in the following table:

			Wgt. Avg.
		Wgt. Avg.	Remaining	Wgt. Avg.	Aggregate
		Exercise	Contractual	Grant Date	Intrinsic
As of 12/31/2014	Stock Options	Price	Life	Fair Value	Value
Outstanding	145,478	$6.94	7.88	$2.29	$-
Vested	60,692	$9.24	7.18	$3.03	$-
Nonvested	84,786	$5.29	8.39	$1.76	$-

Period Activity
Issued	600	$3.82	-	$0.44	-
Exercised	-	-	-	-	-
Forfeited	1,726	$7.12	-	2.13	-
Expired	-	-	-	-	-

As of 3/31/2015
Outstanding	144,352	$6.93	7.66	$2.28	$972
Vested	75,001	$8.43	7.11	$2.76	$112
Nonvested	69,351	$5.30	8.25	$1.77	$860

Aggregate intrinsic value is calculated as the difference between the quoted price and the award exercise price of the stock. To the extent that the quoted price is less than the exercise price, there is no value to the underlying option awards.

The remaining unrecognized compensation expense for the options granted totaled $91 thousand and $119 thousand at March31, 2015 and 2014, respectively.

				Wgt. Avg.
Outstanding as of March 31, 2015			Wgt. Avg.	Remaining
		Stock Options	Exercise	Contractual
Range of Exercise Prices		Outstanding	Price	Life
$3.62	$60.24	144,352	$6.93	7.66
Total		144,352	$6.93	7.66

Exercisable:			Wgt. Avg.
		Stock Options	Exercise
Range of Exercise Prices		Exercisable	Price
$3.62	$60.24	75,001	$8.43
Total		75,001	$8.43

Cordia Bancorp

Notes to Condensed Consolidated Financial Statements (continued)

Assumptions:

The fair value of each option granted is estimated on the date of grant using the "Black-Scholes Option Pricing" method with the follwing assumptions.

	Three Months Ended	Year Ended
	March 31, 2015	December 31, 2014
Expected dividend rate	0.00%	0.00%
Expected volatility	30.00%	30.00%
Expected term in years	7	7
Risk free rate	1.78%	2.15%

Total intrinsic value of options exercised:	$-
Total fair value of shares vested:	$25,544
Weighted-average period over which nonvested awards are expected to be recognized:	1.32 years

Cordia Bancorp

Notes to Condensed Consolidated Financial Statements (continued)

A summary of the Company’s restricted stock activity as of March 31, 2015 and changes during the period then ended are presented in the following table:

		Wgt. Avg.
		Grant Date
As of 12/31/2014	Restricted Stock	Fair Value
Nonvested	52,580	$4.23

Period Activity
Issued	80,000	$3.99
Vested	780	$4.41
Forfeited	-	-

As of 3/31/2015
Nonvested	131,800	$4.08

Total fair value of shares vested:		$3,440
Weighted-average period over which nonvested awards are expected to be recognized:		1.91

The fair value of restricted stock granted during the quarter ended March 31, 2015 was $319 thousand.

The remaining unrecognized compensation expense for the shares granted totaled $493 thousand and $48 thousand as of March 31, 2015 and 2014, respectively.

578,125 of restricted shares of common stock were sold to founding investors of Cordia predominantly during 2009 and 2010 and are considered at March 31, 2015 more-likely-than-not to not vest due to significant performance based thresholds, which must be achieved by October 2016 for the restricted shares to vest..

Stock-based compensation expense was $55 thousand in the first quarter of 2015 and $24 thousand in the first quarter of 2014.

Cordia does not have any benefit plans or incentive compensation plans beyond those maintained by the Bank. Cordia does provide a life insurance benefit to the President and Chief Executive Officer under the terms of his employment agreement.

Cordia Bancorp

Notes to Condensed Consolidated Financial Statements (continued)

Note 9. Accumulated other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2015 and 2014 are summarized as follows:

(dollars in thousands)	Three Months Ended March 31,
	2015	2014

Beginning balance	$(468)	$(384)

Unrealized holding losses on available for sale securities	304	(13)
Amortization of available for sale to held to maturity reclassification adjustment	12	12
Net current period other comprehensive loss	316	(1)
Ending balance	$(152)	$(385)

The following table presents information on amounts reclassified out of accumulated other comprehensive income (loss), by category, during the periods indicated:

(in thousands)	Three Months Ended March 31,		Affected Line Item on
	2015	2014	Consolidated Statement of Operations

Amortization of unrealized losses transferred to held to maturity	$12	$12	Interest income - investment securities
Realized gains on sales of available for sale securities	114	64	Net gain on sale of available-for-sale securities
Total reclassifications	$126	$76

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

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist the reader in understanding and evaluating the financial condition and results of operations of Cordia and its wholly owned subsidiary, Bank of Virginia (“BVA” or the “Bank). This discussion and analysis should be read in conjunction with Cordia’s condensed consolidated financial statements and related notes thereto located elsewhere in this report.

General

Cordia Bancorp Inc. (“Cordia” or the “Company”) was incorporated in Virginia in 2009 by a team of former bank CEOs, directors and advisors seeking to invest in undervalued or troubled community banks in the Mid-Atlantic and Southeast. On December 10, 2010, Cordia purchased $10,300,000 of the common stock of Bank of Virginia (“BVA” or the “Bank”) at a price of $7.60 per share, resulting in the ownership of 59.8% of the outstanding shares. On August 28, 2012, Cordia purchased an additional $3,000,000 of BVA common stock at a price of $3.60 per share. Cordia’s principal business activity is the ownership of the outstanding shares of common stock of BVA. On March 29, 2013, Cordia and BVA completed a share exchange pursuant to which each outstanding share of BVA common stock held by persons other than Cordia was exchanged for 0.664 of a share of Cordia common stock. As a result of the share exchange, BVA became a wholly-owned subsidiary of Cordia. In April 2014, Cordia completed a private placement offering totaling $15.4 million, the proceeds of which have been used primarily to support organic growth in BVA. Aside from the shares of BVA common stock, Cordia’s other assets totaled $1.5 million at March 31, 2015, consisting primarily of $1.4 million of cash and $36 thousand of prepaid expenses.

BVA is a state chartered bank headquartered in Midlothian, Virginia with total assets of approximately $324.5 million at March 31, 2015. BVA provides retail banking services to individuals and commercial customers through five banking locations serving Chesterfield County and the City of Colonial Heights, Virginia and one in Henrico County, Virginia.

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

During 2013, the Company hired an Executive Vice President and Chief Financial Officer with extensive banking experiences. In 2014, BVA hired five new officers whose primary responsibilities are to increase asset originations – including a senior vice president of residential mortgage lending, two first vice presidents of commercial lending, a vice president of student lending and a residential mortgage loan officer.

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

In the fourth quarter of 2014 the Bank launched CordiaGrad, a private student loan refinancing program aimed at high-achieving student loan borrowers. This program is expected to generate a substantial volume of loans for the Bank’s portfolio. During the first quarter of 2015, CordiaGrad opened a new location in Washington DC. Beginning in April 2014 the Bank ceased purchasing rehabilitated, federally guaranteed student loans.

Results of Operations

Net Income (Loss)

Consolidated net income was $351 thousand for the quarter ended March 31, 2015 (the “2015 quarter”) compared to consolidated net loss of $284 thousand for the quarter ended March 31, 2014 (the “2014 quarter”). Net interest income increased in the 2015 quarter by $115 thousand from the 2014 quarter. A $340 thousand recovery of loan losses for the 2015 quarter was recorded compared to a provision of $20 thousand for the 2014 quarter. Noninterest income increased in the 2015 quarter by $90 thousand, while noninterest expense decreased $70 thousand compared to the 2014 quarter.

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

Net interest income before the recovery of/provision for loan losses increased 6.1% or $115 thousand to $2.0 million for the 2015 quarter from $1.9 million for the 2014 quarter.

Interest income increased $191 thousand to $2.6 million during the 2015 quarter from $2.4 million for the 2014 quarter. Due primarily to a 33% increase in total average earning assets, offset in part by an 80 basis point decline in average yield on these assets. Excluding the accretion of acquisition accounting adjustments, interest income on loans was $2.5 million for the 2015 quarter vs. $2.3 million for the 2014 quarter.

Interest expense for the 2015 quarter was $543 thousand, compared to $467 thousand for the 2014 quarter. This increase of $76 thousand was due primarily to an increase in time deposits and FHLB borrowings offset by a ten basis point reduction in the average cost of interest bearing liabilities. The average balance of interest-bearing transaction and savings accounts increased 35%, while the average balance of non-interest-bearing accounts increased 33%.

Net interest margin was 2.69% for the 2015 quarter and 3.39% for the 2014 quarter. Excluding the accretion of acquisition accounting adjustments, net interest margin was 2.67% for the 2015 quarter and 3.22% for the 2014 quarter. The decline in net interest margin from the prior year was primarily the result of an 80 basis point decline in the yield of interest earning assets. This decline is due primarily to lower accretion of acquisition accounting adjustments in the first quarter of 2015 and secondarily to lower yields on loans and investments.

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

For the quarters ended
March 31, (dollars in thousands)	2015			2014

	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Earning Assets:
Loans held for investment (1)	$212,566	$2,181	4.16%	$176,161	$2,149	4.95%
Loans held for sale	224	2	3.62%	-	-	-
Securities available for sale	71,198	363	2.07%	39,747	207	2.11%
Federal Funds and deposits with Banks	18,493	7	1.50%	11,060	6	0.22%
Total earning assets	302,481	2,553	3.42%	226,968	2,362	4.22%
Allowance for loan losses	(1,087)			(1,484)
Other assets	20,061			16,176
Total	$321,455			$241,660
Interest-bearing liabilities:
Demand deposits	$13,684	$10	0.30%	$12,750	$11	0.35%
Savings and money market deposits	69,351	54	0.32%	48,906	43	0.36%
Time deposits	152,353	390	1.04%	132,290	372	1.14%
FHLB borrowings	28,778	89	1.25%	10,111	41	1.64%
Total interest-bearing liabilities	264,166	543	0.83%	204,057	467	0.93%
Non-interest-bearing demand deposits	29,046			21,775
Other liabilities	890			2,496
Stockholders' equity	27,353			13,332
Total	$321,455			$241,660

Net interest income		$2,010			$1,895
Net interest rate spread (2)			2.59%			3.29%
Net interest margin (3)			2.69%			3.39%

(1)	Non-accrual loans are included in average balances outstanding, with no related interest income during non-accrual period.
(2)	Represents the difference between the yield on earnings assets and cost of funds.
(3)	Represents net interest income divided by average interest-earning assets.

Recovery of/Provision for Loan Losses

A $340 thousand recovery of loan losses for the 2015 quarter was recorded compared to a provision of $20 thousand for the 2014 quarter. Loan growth offset by a decline in our historical loss percentage resulted in the Company’s estimated allowance remaining relatively unchanged from December 31, 2014. This, coupled with a large recovery that left net charge-offs/(recoveries) for the 2015 quarter at $(353) thousand, was the cause for the recovery of loan loss provision.

Non-interest Income

Noninterest income for the 2015 quarter was $213 thousand, compared to $123 thousand for the 2014 quarter. The increase was primarily the result of an increase in the net gain on the sale of available for sale securities of $50 thousand and a $21 thousand gain on the sale of loans held for sale included in other income in 2015.

The following table sets forth the principal components of non-interest income for the quarters ended March 31, 2015 and 2014

For the quarters ended March 31, (dollars in thousands)	2015	2014
Service charges on deposit accounts	$30	$26
Net gain on sale of "AFS" securities	114	64
Other income	69	33
Total non-interest income	$213	$123

Non-interest Expense

Noninterest expense decreased $70 thousand, or 3.1%, from $2.3 million for the 2014 quarter to $2.2 million for the 2015 quarter. The decrease was due primarily to a decrease of $126 thousand in salaries and benefits, offset in part by increases of $56 thousand in data processing and communications and $20 thousand in loan expenses. The decrease in salaries and benefits was primarily due to a one-time accrual of incentive compensation in the 2014 quarter, offset by an increase in staff to support two new retail branches and the new CordiaGrad student loan program.

The following table sets forth the primary components of non-interest expense for the quarters ended March 31, 2015 and 2014:

For the quarters ended March 31, (dollars in thousands)	2015	2014
Salaries and employee benefits	$1,280	$1,406
Professional services	84	106
Occupancy	153	151
Data processing and communications	198	142
FDIC assessment and bank fees	90	94
Bank franchise raxes	49	29
Student loan servicing fess and other loan expenses	146	126
Other real estate expenses	6	5
Supplies and equipment	73	75
Insurance	20	41
Director's fees	26	16
Marketing and business development	18	6
Other operating expenses	69	85
Total non-interest expense	$2,212	$2,282

Income Tax Expense

Under the provisions of the Internal Revenue Code, the Company has approximately $18.7 million of net operating loss carryforwards (net of Section 382 limitation), which will expire if unused beginning in 2024. As of March 31, 2015, deferred tax assets of $6.0 million have been fully reserved with a valuation allowance. It is estimated that all of the valuation allowance is available to be reversed if it is more-likely-than-not that sufficient taxable income will be generated in the future. Of the net operating losses that occurred prior to the change in control of BVA in December 2010 and Cordia in April 2014, the amount of the loss carryforward available to offset taxable income is limited to approximately $254,000 per year for twenty years for BVA and zero for Cordia. DTAs related to net operating losses in excess of the amount realizable during the 20 year carryforward period have been written off.

Financial Condition

Loans

Loans represent the largest category of earning assets and typically provide higher yields than the other types of earning assets. Loans carry inherent credit and liquidity risks associated with the creditworthiness of our borrowers and general economic conditions. At March 31, 2015, total loans held for investment (net of reserves) were $218.7 million versus $211.9 million at December 31, 2014

The following table sets forth the composition of the loan portfolio by category at the dates indicated.

	At March 31,		At December 31,
	2015		2014
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial Real Estate:
Acquisition, development and construction	$2,083	0.9%	$2,159	1.0%
Non-owner occupied	58,323	26.5%	51,512	24.2%
Owner occupied	49,328	22.5%	49,582	23.3%
Commercial and industrial	24,057	10.9%	24,153	11.3%
Guaranteed Student Loans	61,441	28.0%	64,870	30.5%
Consumer:
Residential mortgage	11,563	5.3%	8,377	3.9%
HELOC	11,158	5.1%	11,074	5.2%
Other	1,800	0.8%	1,232	0.6%
Total loans	219,753	100.0%	212,959	100.0%
Allowance for loan losses	(1,102)		(1,089)
Total loans, net of allowance for loan losses	$218,651		$211,870

The largest component of the loan portfolio is comprised of various types of commercial real estate loans. At March 31, 2015, commercial real estate loans totaled $109.7 million or 49.9% of the total portfolio. Guaranteed student loans totaled $61.4 million, commercial and industrial loans totaled $24.1 million and consumer loans, which were comprised principally of residential mortgage and home equity loans, totaled $24.5 million. Residential mortgage loans consisted of first and second mortgages on single family residential dwellings. .

Allowance for Loan Losses

At March 31, 2015, our ALLL was $1.1 million, or 0.50% of total loans and 52.3% of non-performing loans. During the quarter ended March 31, 2015, we recorded $353 thousand of net recoveries and a reversal of $340 thousand. Excluding the guaranteed portion of student loan portfolio, ALLL was 0.69% of total loans outstanding less guaranteed student loans. At December 31, 2014, our allowance for loan losses (“ALLL”) was $1.1 million, or 0.51% of total loans outstanding and 49.0% of non-performing loans.

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

Changes affecting the ALLL for the three months ended March 31, 2015 and the year ended December 31, 2014, are summarized in the following table.

(dollars in thousands)	Quarter Ended March 31, 2015	Year Ended December 31, 2014
Allowance for loan losses at beginning of period	$1,089	$1,489

Provision for (recovery of) loan losses	(340)	305

Charge-offs:
Commercial real estate	(109)	(120)
Commercial and industrial	-	(485)
Guaranteed Student Loans	-	(359)
Consumer	(47)	-
Total charge-offs	(156)	(964)

Recoveries:
Commercial real estate	234	139
Commercial and industrial	271	91
Guaranteed Student Loans	-	-
Consumer	4	29
Total recoveries	509	259
Net recoveries/(charge-offs)	353	(705)
Allowance for loan losses at end of period	$1,102	$1,089

Allowance for loan losses to non-performing loans	52.3%	49.0%
Allowance for loan losses to total loans outstanding at end of period	0.50%	0.51%
Net recoveries/(charge-offs) to average loans during the period	0.17%	-0.36%

The increase in the ALLL to non-performing loan ratio at March 31, 2015 from December 31, 2014 is due to the net recovery in the 2015 quarter and the continued reduction of non-accrual loans from $2.2 million at December 31, 2014 to $2.1 million at March 31, 2015.

Included in the above table is the activity related to the portion of the ALLL for loans acquired with deteriorated credit quality. Because of the nature and limited number of these loans, they are individually evaluated for additional impairment on a quarterly basis. Activity related only to that portion of the ALLL is as follows:

(dollars in thousands)	Quarter Ended March 31, 2015	Year Ended December 31, 2014
Allowance for loan losses at beginning of period	$90	$234
Provision for loan losses	37	(7)

Charge-offs:
Commercial real estate	-	(120)
Commercial and industrial	-	(17)
Consumer	-	-
Total charge-offs	-	(137)

Recoveries:	-	-

Net charge-offs	-	(137)
Allowance for loan losses at end of period	$127	$90

The following table represents the allocation of the ALLL at the dates indicated. Notwithstanding these allocations, the entire allowance is available to absorb loan losses in any loan category.

	At March 31, 2015			At December 31, 2014
(dollars in thousands)	Amount	% of Allowance to total allowance	% of Loans in category to total loans	Amount	% of Allowance to total allowance	% of Loans in category to total loans
Commercial real estate	$553	50%	50%	$392	36%	49%
Commercial and industrial	244	22%	11%	357	33%	11%
Guaranteed Student Loans	130	12%	28%	144	13%	30%
Consumer	175	16%	11%	196	18%	10%
Total allowance for loan losses	$1,102	100%	100%	$1,089	100%	100%

Asset Quality

Risk Rating Process

On a quarterly basis, the process of estimating the ALLL begins with review of the risk rating assigned to individual loans. Through this process, loans graded substandard or worse are evaluated for impairment in accordance with ASC Topic 310 “Accounting by Creditors for Impairment of a Loan”. Refer to Note 5 of the Notes to the Condensed Consolidated Financial Statements for more detail.

The following is the distribution of loans by credit quality and class as of March 31, 2015 and December 31, 2014:

March 31, 2015 (dollars in thousands)	Commercial Real Estate					Consumer
Credit quality class	Acq-Dev Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
1 Highest quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
2 Above average quality	-	2,196	2,742	2,047	61,441	11	1,161	311	69,909
3 Satisfactory	407	33,795	24,231	16,342	-	6,687	6,418	1,402	89,282
4 Pass	456	20,773	19,603	5,136	-	4,607	2,632	87	53,294
5 Special mention	79	121	-	60	-	28	318	-	606
6 Substandard	188	-	-	26	-	46	266	-	526
7 Doubtful	-	-	-	-	-	-	-	-	-
	1,130	56,885	46,576	23,611	61,441	11,379	10,795	1,800	213,617
Loans acquired with deteriorating credit quality	953	1,438	2,752	446	-	184	363	-	6,136
Total loans	$2,083	$58,323	$49,328	$24,057	$61,441	$11,563	$11,158	$1,800	$219,753

December 31, 2014 (dollars in thousands)	Commercial Real Estate					Consumer
Credit quality class	Acq-Dev Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
1 Highest quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
2 Above average quality	-	2,225	2,788	2,498	64,870	24	1,394	719	74,518
3 Satisfactory	458	30,473	26,608	14,883	-	3,325	6,140	425	82,312
4 Pass	476	17,236	16,986	5,593	-	4,768	2,589	88	47,736
5 Special mention	-	123	-	68	-	75	319	-	585
6 Substandard	267	-	-	142	-	-	268	-	677
7 Doubtful	-	-	-	-	-	-	-	-	-
	1,201	50,057	46,382	23,184	64,870	8,192	10,710	1,232	205,828
Loans acquired with deteriorating credit quality	958	1,455	3,200	969	-	185	364	-	7,131
Total loans	$2,159	$51,512	$49,582	$24,153	$64,870	$8,377	$11,074	$1,232	$212,959

As shown in the tables above, substandard and doubtful loans were $526 thousand at March 31, 2015, or 0.2% of the total loan portfolio. This compares to $677 thousand, or 0.3% of the total loan portfolio at December 31, 2014. Special mention loans increased $21 thousand from $585 thousand at December 31, 2014 to $606 million at March 31, 2015 and loans graded “pass” or better increased $7.9 million from $204.6 million at December 31, 2014 to $212.5 million at March 31, 2015.

The Bank has continued to employ its third party loan review firm for annual reviews and periodic special assignments.  The most recent evaluation was completed in May 2014, with another review scheduled during the second quarter of 2015.  The scope of the 2014 loan file review totaled approximately 70% of the Bank’s exposure and included the following:

●	All classified loans or total relationship exposure over $250,000;

●	All special mention loans or total relationship exposures over $500,000;

●	A random sample of pass-rated loans determined by the loan review firm under $500,000;

●	All loans past due as of the review date;

●	All OREO properties;

●	All insider loans, including loans to directors, significant shareholders, and executive management granted since the last review;

●	Any loans that management or the board of directors requested be reviewed;

●	Annual review of the ALLL reserve and methodology.

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

Nonperforming assets totaled $3.8 million or 1.16% of total assets at March 31, 2015 and are comprised of non-accrual loans of $2.1 million and repossessed collateral of $1.6 million. The balance of nonperforming assets at December 31, 2014 was $3.9 million or 1.21% of total assets. The decrease at March 31, 2015 from December 31, 2014 was primarily a result of growth in total assets.

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

A summary of nonperforming assets, including troubled debt restructurings, as of the dates indicated follows:

(dollars in thousands)	Quarter ended March 31, 2015	Year ended December 31, 2014
Non-accrual troubled debt restructurings	$-	$-
Other non-accrual loans	2,108	2,221
Total non-accrual loans	2,108	2,221
Other real estate owned	1,647	1,641
Total non-performing assets	$3,755	$3,862

Total non-accrual loans to total loans	0.96%	1.04%
Total non-performing loans to total assets	0.65%	0.70%
Total non-performing assets to total assets	1.16%	1.21%

Accruing troubled debt restructings	$371	$1,260

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

(dollars in thousands)	March 31, 2015	December 31, 2014
Contract principal balance	$6,179	$7,178
Accretable discount	(38)	(42)
Nonaccretable discount	(5)	(5)
Book value of loans	$6,136	$7,131

Investment Securities

Our investment portfolio consists of U.S. agency debt and agency guaranteed mortgage-backed securities. Our investment security portfolio includes securities classified as available for sale as well as securities classified as held to maturity. The total securities portfolio (excluding restricted securities) was $61.5 million at March 31, 2015 as compared to $74.2 million at December 31, 2014. At March 31, 2015, the securities portfolio consisted of $41.4 million of securities available for sale and $20.1 million of securities held to maturity.

The table below presents the amortized cost, gross unrealized gains and losses, and fair value of securities available for sale at March 31, 2015 and December 31, 2014.

	March 31, 2015
	Amortized	Gross Unrealized
(dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government agencies	$3,448	$12	$(13)	$3,447
Agency guaranteed mortgage-backed securities	37,840	185	(61)	37,964
Total	$41,288	$197	$(74)	$41,411

	December 31, 2014
	Amortized	Gross Unrealized
(dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government agencies	$3,735	$1	$(17)	$3,719
Agency guaranteed mortgage-backed securities	49,930	21	(187)	49,764
Total	$53,665	$22	$(204)	$53,483

The table below presents the carry value, gross unrealized gains and losses, and fair value of securities held to maturity at March 31, 2015 and December 31, 2014.

	March 31, 2015
	Carry	Gross Unrealized
(dollars in thousands)	Value	Gains	Losses	Fair Value
Agency guaranteed mortgage-backed securities	$20,132	$515	$-	$20,647

	December 31, 2014
	Carry	Gross Unrealized
(dollars in thousands)	Value	Gains	Losses	Fair Value
Agency guaranteed mortgage-backed securities	$20,716	$333	$(2)	$21,047

Deposits and Other Interest-Bearing Liabilities

At March 31, 2015 and December 31, 2014, total deposits were $265.6 million. Core deposits, which by FDIC guidelines exclude certificates of deposit of $250,000 or more and insured brokered deposits, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $233.1 million at March 31, 2014, or 87.8% of total deposits, compared to $234.8 million at December 31, 2014, or 88.4% of total deposits. Deposits, including core deposits, have been the primary source of funding and have enabled us to successfully meet both our short-term and long-term liquidity needs. At March 31, 2015 and December 31, 2014, our money market deposits included insured brokered deposits of $21.1 million. Our loan-to-deposit ratio was 82.7% at March 31, 2015 and 80.2% at December 31, 2014.

The following table sets forth our deposits by category at the dates indicated.

	March 31, 2015		December 31, 2014
(dollars in thousands)	Amount	Percent	Amount	Percent
Non-interest bearing demand accounts	$27,628	11%	$30,709	12%
NOW accounts	13,140	5%	13,239	5%
Savings and money market accounts	69,937	26%	70,100	26%
Times deposits - less than $100,000	48,834	18%	49,557	19%
Times deposits - $100,000 or more	106,086	40%	101,998	38%
Total	$265,625	100%	$265,603	100%

At March 31, 2015, 59.2% of our time deposits over $100,000 had maturities within twelve months. Large certificate of deposit customers tend to be more sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes in comparison to core deposits.

The maturity distribution of our time deposits of $100,000 or more and other time deposits at March 31, 2014, is set forth in the following table:

	March 31, 2015
(dollars in thousands)	Time deposits of less than $100K	Time deposits of $100K and greater	Total
Months to maturity:
Three months or less	$6,612	$15,726	$22,338
Over three months to twelve months	21,710	47,026	68,736
Over twelve months to three years	17,297	36,127	53,424
Over three years	3,215	7,207	10,422
Total	$48,834	$106,086	$154,920

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

BVA’s deposit base was $265.6 million at December 31, 2014 and March 31, 2015. Time deposits in excess of $100,000 grew 4.0%, from $102.0 million at December 31, 2014 to $106.1 million at March 31, 2015. All other categories declined from December 31, 2014 through March 31, 2015. As BVA looks to implement other loan growth initiatives, it has developed several funding strategies, including judicious use of brokered institutional and direct certificates of deposits, to augment core deposit growth and further reduce the cost of funds. Development of several sources of incremental funding beyond core deposit growth ensures maximum liquidity access without over-dependence on higher cost retail deposit campaigns.

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

Borrowings

As of March 31, 2015, BVA had a total of $22.5 million committed repo lines with correspondent banks through which borrowings could be made against the pledge of marketable securities subject to mark-to-market valuations and standard collateral borrowing ratios. These lines were unused in 2014 and during the quarter ended March 31, 2015 and remain fully available. BVA also maintains a $2.5 million unsecured line of credit as well as a $2.0 million unsecured line of credit with other correspondent banks that were available for direct borrowings or Federal Funds purchased.

BVA is a member of the Federal Home Loan Bank of Atlanta (FHLB), which provides access to additional lines of credit and other products offered by the FHLB. These borrowings are largely secured by BVA’s loan portfolio. The FHLB maintains a blanket security agreement on qualifying collateral. As of March 31, 2015 and December 31, 2014, BVA had $30.0 million and $25.0 million, respectively, in secured borrowings outstanding with the FHLB Atlanta against pledged eligible mortgage loan collateral and investment securities, at average interest rates of 1.23% and 1.25%, respectively. As of March 31, 2015, BVA had a total credit availability of $33.8 million at the FHLB which could be accessed through pledging a combination of eligible mortgage loan collateral and investment securities. The FHLB offers a variety of floating and fixed rate loans at terms ranging from overnight to 20 years; therefore, BVA can match borrowings to loan programs mitigating interest rate risk.

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

Quantitative measures established by regulation to ensure capital adequacy require financial institutions to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). At March 31, 2015 and December 31, 2014, BVA met all capital adequacy requirements to which it was subject. BVA is also required to maintain capital at a minimum level as a proportion of quarterly average assets, which is known as the leverage ratio. The minimum levels to be considered well-capitalized are 5% for tier 1 leverage ratio, 6.5% for common equity tier 1 capital ratio, 8% for tier 1 risk-based capital ratio, and 10% for total risk-based capital ratio.

BVA exceeded all the regulatory capital requirements at the dates indicated and was considered well-capitalized, as set forth in the following table. Cordia completed a capital raise of $15.4 million on April 10, 2014. A substantial portion of the proceeds were invested in BVA, resulting in BVA higher capital ratios.

	Minimum Requirements
(dollars in thousands)	Well Capitalized	Adequately Capitalized	March 31, 2015	December 31, 2014
Tier 1 capital			$26,588	$25,985
Tier 2 capital			1,102	1,089
Total qualifying capital			$27,690	$27,074
Total risk-adjusted assets			$179,552	$174,476

Tier 1 leverage ratio	5.0%	4.0%	8.27%	8.24%
Common equity tier 1 capital ratio	6.5%	4.5%	14.81%	N/A
Tier 1 risk-based capital ratio	8.0%	6.0%	14.81%	14.89%
Total risk-based capital ratio	10.0%	8.0%	15.42%	15.52%

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

Application of a 200 basis point rate increase would result in an 13.8% increase in net interest income at March 31, 2015, as compared to an 11.1% increase at December 31, 2014. A 200 basis point rate increase would result in the depreciation of the Bank’s equity value by 2.9% at March 31, 2015, compared to 5.9% depreciation at December 31, 2014.

Off-Balance Sheet Risk/Commitments and Contingencies

Through our operations, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2015, we had issued commitments to extend credit of $17.0 million through various types of commercial lending arrangements. The majority of these commitments to extend credit had variable rates.

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

Management is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15 (f) under the Exchange Act). There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceeding

Periodically, there have been various claims and lawsuits against us incident to our business. We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 25, 2015. As of March 31, 2015, the risk factors of the Company have not materially changed from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	Cordia did not repurchase any of its stock during the quarter ended March 31, 2015 and did not have any outstanding repurchase authorizations during that period.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Acting Chief Financial Officer and Principal Financial Officer
32	Section 1350 Certification
101.1	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL(Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORDIA BANCORP INC.

May 13, 2015	/s/ Jack Zoeller
Jack Zoeller
President and Chief Executive Officer

May 13, 2015	/s/ Mark Severson
Mark Severson
Chief Financial Officer
53