Form 10-Q
period 2015-06-30
Cordia Bancorp Inc
filed 2015-08-19
CIK 1466292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

As of August 12, 2015, there were 6,576,506 shares of common stock outstanding.

i

Item 1. Consolidated Financial Statements

Cordia Bancorp

Consolidated Balance Sheets

	(Unaudited)
(dollars in thousands, except per share data)	June 30, 2015	December 31, 2014
Assets
Cash and due from banks	$11,771	$5,484
Federal funds sold and interest-bearing deposits with banks	7,593	16,363
Total cash and cash equivalents	19,364	21,847
Securities available for sale, at fair value	58,445	53,483
Securities held to maturity, at cost (fair value $27,295 and $21,047 at June 30, 2015 and December 31, 2014, respectively)	27,087	20,716
Restricted securities	2,331	2,092
Loans held for sale	96	-
Loans net of allowance for loan losses of $990 and $1,089, at June 30, 2015 and December 31, 2014, respectively	224,874	211,870
Premises and equipment, net	6,083	4,432
Accrued interest receivable	2,033	2,040
Other real estate owned, net of valuation allowance	1,769	1,641
Other assets	704	479
Total assets	$342,786	$318,600

Liabilities and stockholders' equity
Deposits
Non-interest bearing	$31,239	$30,709
Savings and interest-bearing demand	100,596	83,339
Time deposits	152,800	151,555
Total deposits	284,635	265,603
Accrued expenses and other liabilities	464	861
FHLB borrowings	30,000	25,000
Total liabilities	315,099	291,464

Stockholders' equity
Common stock:
Common stock - 120,000,000 shares authorized, $0.01 par value, 5,182,369 and 5,103,669 shares outstanding (includes 131,020 and 52,580 of nonvested shares) at June 30, 2015 and December 31, 2014, respectively	51	51
Nonvoting common stock - 5,000,000 shares authorized, $0.01 par value, 1,400,437 shares outstanding at June 30, 2015 and December 31, 2014	14	14
Additional paid-in capital	33,061	32,956
Retained deficit	(4,830)	(5,417)
Accumulated other comprehensive loss	(609)	(468)
Total stockholders' equity	27,687	27,136
Total liabilities and stockholders' equity	$342,786	$318,600

See Notes to the Consolidated Financial Statements

Cordia Bancorp Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands, except per share data)	2015	2014	2015	2014
Interest income
Interest and fees on loans	$2,327	$2,252	$4,510	$4,401
Investment securities	383	311	746	518
Federal funds sold and deposits with banks	5	9	12	15
Total interest income	2,715	2,572	5,268	4,934
Interest expense
Interest on deposits	470	441	924	867
Interest on FHLB borrowings	93	56	182	97
Total interest expense	563	497	1,106	964
Net interest income	2,152	2,075	4,162	3,970
(Recovery of) provision for loan losses	63	209	(277)	229
Net interest income after (recovery of) provision for loan losses	2,089	1,866	4,439	3,741
Non-interest income
Service charges on deposit accounts	30	19	60	45
Net gain on sale of available for sale securities	-	-	114	64
Other fee income	67	43	136	76
Total non-interest income	97	62	310	185
Non-interest expense
Salaries and employee benefits	1,082	1,102	2,362	2,508
Professional services	100	125	184	231
Occupancy	159	136	312	287
Reversal of occupancy fair value discount	(225)	-	(225)	-
Data processing and communications	206	160	404	302
FDIC assessment and bank fees	92	96	182	190
Bank franchise taxes	49	27	98	56
Student loan servicing fees and other loan expenses	208	210	354	336
Other real estate expenses	45	17	51	22
Supplies and equipment	70	83	143	158
Insurance	19	44	39	85
Director's fees	21	75	47	91
Marketing and business development	31	9	49	15
Other operating expenses	93	114	162	199
Total non-interest expense	1,950	2,198	4,162	4,480
Net income (loss) before income taxes	236	(270)	587	(554)
Income taxes	-	-	-	-
Net income (loss)	$236	$(270)	$587	$(554)

Basic net income (loss) per common share	$0.04	$(0.09)	$0.09	$(0.19)
Diluted net income (loss) per common share	$0.04	$(0.09)	$0.09	$(0.19)
Weighted average common shares outstanding, basic	6,583,848	3,033,300	6,571,600	2,898,047
Weighted average common shares outstanding, diluted	6,583,848	3,033,300	6,571,600	2,898,047

See Notes to the Consolidated Financial Statements

Cordia Bancorp

Consolidated Statement of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2015	2014	2015	2014
Net income (loss)	$236	$(270)	$587	$(554)

Other comprehensive income (loss)
Unrealized securities (losses) arising during period	(470)	(66)	(52)	(17)
Less: Reclassification adjustment for net securities gains included in net income (loss)	-	-	(114)	(64)
Add: Amortization of unrealized losses for securities transferred from available for sale to held to maturity	13	11	25	25
Total other comprehensive (loss)	(457)	(55)	(141)	(56)

Comprehensive income (loss)	$(221)	$(325)	$446	$(610)

See Notes to the Consolidated Financial Statements

Cordia Bancorp

 Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2015	2014
Cash flows from operating activities:
Net income (loss)	$587	$(554)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Net amortization of premium on investment securities	230	109
Purchase accounting accretion, net	(333)	(192)
Depreciation	148	140
Amortization of deferred loan costs and fees	183	82
(Recovery of) provision for loan losses	(277)	229
Gain on sale of available for sale securities	(114)	(64)
Other real estate owned valuation adjustment	16	2
Stock based compensation	110	32
Loans held for sale
Originations	(1,859)	-
Proceeds	1,793	-
Gain on sale	(30)	-
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	7	(175)
(Increase) decrease in other assets	(243)	287
Decrease in accrued expenses and other liabilities	(125)	2,419
Net cash provided by operating activities	93	2,315
Cash flows from investing activities:
Purchase of securities available for sale	(23,429)	(30,310)
Purchase of securities held to maturity	(7,677)	(7,686)
(Purchase) redemptions of restricted securities, net	(239)	(451)
Proceeds from sales, maturities, and paydowns of securities available for sale	18,239	8,855
Proceeds from payments/maturities of securities held to maturity	1,277	597
Proceeds from the sale of other real estate owned	104	-
Net increase in commercial and consumer loans	(20,242)	(15,553)
Net decrease (increase) in purchased guaranteed student loans	7,165	(14,959)
Improvements to other real estate owned	(6)	-
Purchase of premises and equipment	(1,795)	(182)
Net cash (used in) investing activities	(26,603)	(59,689)
Cash flows from financing activities:
Proceeds from sale of stock, net of stock issuance costs	-	14,204
Repurchase of common stock	(5)	-
Net (decrease) increase in demand savings, interest-bearing checking and money market deposits	17,787	17,379
Net increase in time deposits	1,245	16,982
Proceeds from FHLB advances	5,000	10,000
Net cash provided by investing activities	24,027	58,565
Net (decrease) increase in cash and cash equivalents	(2,483)	1,191
Cash and cash equivalents, beginning of period	21,847	13,984
Cash and cash equivalents, end of period	$19,364	$15,175
Supplemental disclosure of cash flow information
Cash payments for interest	$1,097	$957
Supplemental disclosure of noninvesting activities
Unrealized gains (losses) on securities available for sale	$(166)	$(81)
Amortization of unrealized losses transferred to held to maturity	$25	$25
Loans transferred to other real estate owned	$242	$-

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

On May 20, 2015, Cordia announced that it had authorized a stock repurchase program to acquire up to $500,000 of the Company’s outstanding common stock. Repurchases will be conducted through open market purchases or through privately negotiated transactions and will be made from time to time depending on market conditions and other factors. As of June 30, 2015, the company had repurchased 1,300 shares.

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

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and prevailing practices within the financial services industry for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements and prevailing practices within the banking industry. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2015. In the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim periods have been included.

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

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

In May 2015, the FASB issued ASU No. 2015-08, “Business Combinations (Topic 805): Pushdown Accounting – Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115.” The amendments in ASU 2015-08 amend various SEC paragraphs pursuant to the issuance of Staff Accounting Bulletin No. 115, Topic 5: Miscellaneous Accounting, regarding various pushdown accounting issues, and did not have a material impact on the Company’s consolidated financial statements.

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

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

The accretion (amortization) of the acquisition accounting adjustments had the following impact on the financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2015	2014	2015	2014
Loans	$54	$68	$75	$159
Premises and equipment	2	2	4	4
Core deposit intangible	(9)	(9)	(18)	(18)
Building lease obligations	248	23	272	47
Net impact to net income	$295	$84	$333	$192

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

Options to purchase 109 thousand shares of the Company’s common stock (100% of the stock options outstanding) were not included in the computation of earnings per share for the 2015 period because the share awards exercise prices exceeded the average market price of the Company’s common stock and, therefore, the effect would have been anti-dilutive. Options to purchase 136 thousand shares of the Company’s common stock (100% of the options outstanding) were not included in the computation of earnings per share for the 2014 period because the share award exercise prices exceeded the average market price of the Company’s common stock during all periods presented and, therefore, the effect would have been anti-dilutive. The three and six month losses for 2014 also create an anti-dilutive effect.

For the periods ended June 30, 2015 and 2014, 578,125 shares of unvested common stock were excluded from the computation of basic and diluted earnings per common share as they are performance based and not deemed “more likely than not” to vest. All other vested and non-vested restricted common shares, which carry all rights and privilege of a stockholder with respect to the stock, including the right to vote, were included in the basic and diluted per common share calculations.

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

The calculation for basic and diluted earnings per common share for the three months and six months ended June 30, 2015 and 2014 are as follows:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2015	2014	2015	2014

Net income (loss)	$236	$(270)	$587	$(554)

Weighted average common shares outstanding, basic	6,583,848	3,033,300	6,571,600	2,898,047

Dilutive effect of stock options	-	-	-	-

Weighted average common shares outstanding, diluted	6,583,848	3,033,300	6,571,600	2,898,047

Basic net income (loss) per common share	$0.04	$(0.09)	$0.09	$(0.19)

Diluted net income (loss) per common share	$0.04	$(0.09)	$0.09	$(0.19)

Note 4. Securities

Our investment portfolio consists of U.S. agency debt and agency guaranteed mortgage-backed securities. Our investment security portfolio includes securities classified as available for sale as well as securities classified as held to maturity. We classify securities as available for sale or held to maturity based on our investment strategy and management’s assessment of our intent and ability to hold the securities until maturity. The total securities portfolio (excluding restricted securities) was $85.5 million at June 30, 2015 as compared to $74.2 million at December 31, 2014. At June 30, 2015, the securities portfolio consisted of $58.4 million of securities available for sale, at fair value and $27.1 million of securities held to maturity, at amortized cost.

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

The table below presents the amortized cost, gross unrealized gains and losses, and fair value of securities available for sale at June 30, 2015 and December 31, 2014.

	June 30, 2015

	Amortized	Gross Unrealized
(dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government agencies	$3,392	$14	$(7)	$3,399
Agency guaranteed mortgage-backed securities	55,401	37	(392)	55,046
Total	$58,793	$51	$(399)	$58,445

	December 31, 2014

	Amortized	Gross Unrealized
(dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government agencies	$3,735	$1	$(17)	$3,719
Agency guaranteed mortgage-backed securities	49,930	21	(187)	49,764
Total	$53,665	$22	$(204)	$53,483

The table below presents the carry value, gross unrealized gains and losses, and fair value of securities held to maturity at June 30, 2015 and December 31, 2014.

	June 30, 2015

	Carry	Gross Unrealized
(dollars in thousands)	Value	Gains	Losses	Fair Value
Agency guaranteed mortgage-backed securities	$27,087	$244	$(36)	$27,295
Total	$27,087	$244	$(36)	$27,295

	December 31, 2014

	Carry	Gross Unrealized
(dollars in thousands)	Value	Gains	Losses	Fair Value
Agency guaranteed mortgage-backed securities	$20,716	$333	$(2)	$21,047
Total	$20,716	$333	$(2)	$21,047

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

The amortized cost and fair value of securities available for sale as of June 30, 2015, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties. They are as follows:

(Dollars in thousands)	Amortized Cost	Fair Value
Over one year within five years	$1,024	$1,029
Over five years within ten years	2,550	2,552
Over ten years	55,219	54,864
Total	$58,793	$58,445

The carry value and fair value of securities held to maturity as of June 30, 2015, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties. They are as follows:

(Dollars in thousands)	Carry Value	Fair Value
Over five years within ten years	$3,665	$3,768
Over ten years	23,422	23,527
Total	$27,087	$27,295

As of June 30, 2015, the portfolio is concentrated in average maturities of over ten years, although all recently purchased securities have effective duration much shorter than ten years. The portfolio is available to support liquidity needs of the Company. The Company did not sell available for sale securities during the three months ended June 30, 2015. During the six months ended June 30, 2015, the Company sold $13.1 million of available for sale securities, and recognized a gross gain of $114 thousand in noninterest income. The Company did not sell available for sale securities during the three months ended June 30, 2014. During the six months ended June 30, 2014, the Company sold $8.9 million of available for sale securities, and recognized a gross gain of $64 thousand in noninterest income.

Unrealized losses on investments at June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$-	$-	$1,616	$(7)	$1,616	$(7)
Agency guaranteed mortgage-backed securities	48,059	(370)	3,722	(58)	51,781	(428)
Total	$48,059	$(370)	$5,338	$(65)	$53,397	$(435)

	December 31, 2014
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$-	$-	$2,689	$(17)	$2,689	$(17)
Agency guaranteed mortgage-backed securities	43,406	(161)	1,904	(28)	45,310	(189)
Total	$43,406	$(161)	$4,593	$(45)	$47,999	$(206)

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

As of June 30, 2015, there was a U.S. Government agency security and agency guaranteed mortgage-backed securities with unrealized losses totaling $435 thousand. As of December 31, 2014, there were U.S. Government agency securities and agency guaranteed mortgage-backed securities with unrealized losses totaling $206 thousand. All of the unrealized losses are attributable to increases in interest rates and not to credit deterioration. Currently, the Company believes that it is probable that it will be able to collect all amounts due according to the contractual terms of the investments. Because the decline in market value is attributable to changes in interest rates and not to credit quality and because it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2015.

Investment securities with combined market values of $11.4 million and $7.8 million were pledged to secure public funds with the State of Virginia at June 30, 2015 and December 31, 2014, respectively. We had $19.1 million and $9.6 million in securities pledged to secure FHLB advances at June 30, 2015 and December 31, 2014, respectively.

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

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

The following table exhibits loans by sub-segment at June 30, 2015 and December 31, 2014.

(dollars in thousands)	June 30, 2015	December 31, 2014
Commercial Real Estate:
Acquisition, development and construction	$1,915	$2,159
Non-owner occupied	59,812	51,512
Owner occupied	49,453	49,582
Commercial and industrial	27,919	24,153
Guaranteed student loans	57,900	64,870
Consumer:
Residential mortgage	12,983	8,377
HELOC	11,082	11,074
Other	4,800	1,232
Total loans	225,864	212,959
Allowance for loan losses	(990)	(1,089)
Total loans, net of allowance for loan losses	$224,874	$211,870

Included in the loan balances above are net deferred loan costs of $1.3 million and $1.2 million at June 30, 2015 and December 31, 2014, respectively. Also included in the loan balances above are premiums related to guaranteed student loans of $879 thousand at June 30, 2015 and $931 thousand at December 31, 2014.

Loans Acquired with Evidence of Deterioration in Credit Quality

Acquired in the acquisition of Bank of Virginia and included in the table above, are purchased performing loans and loans acquired with evidence of deterioration in credit quality. The purchased performing loans are $8.3 million and $9.0 million at June 30, 2015 and December 31, 2014, respectively. As these loans are re-underwritten, they are removed from the “purchase” classification. The loans acquired with evidence of deterioration in credit quality are accounted for under the guidance ASC 310-30 “Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality.” Information related to these loans is as follows:

(dollars in thousands)	June 30, 2015	December 31, 2014
Contract principal balance	$5,540	$7,178
Accretable yield	(6)	(42)
Nonaccretable difference	-	(5)
Carrying value of loans	$5,534	$7,131

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

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

A summary of changes to the accretable yield and nonaccretable discount during the six months ended June 30, 2015 and 2014 is as follows:

	2015		2014
(dollars in thousands)	Accretable Yield	Nonaccretable Discount	Accretable Yield	Nonaccretable Discount
Beginning balance	$42	$5	$62	$61
Charge-offs related to loans covered by ASC 310-30	-	-	-	(56)
Transfers	5	(5)	-	-
Accretion	(41)		(10)	-
Ending balance	$6	$-	$52	$5

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

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

On a quarterly basis, the process of estimating the ALLL begins with management’s review of the risk rating assigned to individual credits. Through this process, loans adversely risk rated are evaluated for impairment based on ASC 310-40. The following is a summary of the risk rating definitions the Company uses to assign a risk grade to each loan within the portfolio:

Grade 1 - Highest Quality	Loans to persons and businesses with unquestionable financial strength and character that carry extremely low probabilities of default. Balance sheets and cash flow are extremely strong relative to the magnitude of debt. This rating would be analogous to the highest investment grade ratings.

Grade 2 - Above Average Quality	Loans to persons and business entities with unquestioned character that carry low probabilities of default. Borrowers have strong, stable earnings and financial condition.

Grade 3 - Satisfactory	Loans to persons and businesses with acceptable financial condition that carry average probabilities of default. Borrower’s exhibit adequate cash flow to service debt and have acceptable levels of leverage.

Grade 4 - Pass	Loans to persons and businesses with a lack of stability in the primary source of repayment or temporary weakness in their balance sheet or earnings. These loans carry above average probabilities of default. These borrowers generally have higher leverage and less liquidity than loans rated 3-Satisfactory.

Grade 5- Special Mention	Loans to borrowers that exhibit potential credit weakness or a downward trend that warrant additional supervision. While potentially weak, the loan is currently marginally acceptable and no loss of principal or interest is envisioned.

Grade 6 – Substandard	Borrowers with one or more well defined weaknesses that jeopardize the orderly liquidation of the debt. Normal repayment from the borrower is in jeopardy, although no loss of principal is envisioned. Possibility of loss or protracted workout exists if immediate corrective action is not taken.

Grade 7 – Doubtful	Loans with all the weaknesses inherent in a Substandard classification, with the added provision that the weaknesses make collection of debt in full highly questionable and improbable, based on currently existing facts, conditions, and values. Serious problems exist to the point where a partial loss of principal is likely.

Grade 8 – Loss	Borrower is deemed incapable of repayment of the entire principal. A charge-off is required for the portion of principal management has deemed it will not be repaid.

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

The following is the distribution of loans by credit quality and segment as of June 30, 2015 and December 31, 2014:

June 30, 2015 (dollars in thousands)	Commercial Real Estate					Consumer
Credit quality class	Acq-Dev Construction	Non- owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
1 Highest quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
2 Above average quality	-	5,844	2,696	1,751	57,900	-	1,139	311	69,641
3 Satisfactory	398	30,694	21,505	19,258		7,871	6,391	4,397	90,514
4 Pass	436	20,225	20,685	6,678		4,858	2,617	92	55,591
5 Special mention	77	1,630	1,844	181		28	318	-	4,078
6 Substandard	188	-	-	20		43	255	-	506
7 Doubtful	-	-	-	-	-	-	-	-	-
	1,099	58,393	46,730	27,888	57,900	12,800	10,720	4,800	220,330
Loans acquired with deteriorated credit quality	816	1,419	2,723	31	-	183	362	-	5,534
Total loans	$1,915	$59,812	$49,453	$27,919	$57,900	$12,983	$11,082	$4,800	$225,864

December 31, 2014 (dollars in thousands)	Commercial Real Estate					Consumer
Credit quality class	Acq-Dev Construction	Non- owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
1 Highest quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
2 Above average quality	-	2,225	2,788	2,498	64,870	24	1,394	719	74,518
3 Satisfactory	458	30,473	26,608	14,883	-	3,325	6,140	425	82,312
4 Pass	476	17,236	16,986	5,593	-	4,768	2,589	88	47,736
5 Special mention	-	123	-	68	-	75	319	-	585
6 Substandard	267	-	-	142	-	-	268	-	677
7 Doubtful	-	-	-	-	-	-	-	-	-
	1,201	50,057	46,382	23,184	64,870	8,192	10,710	1,232	205,828
Loans acquired with deteriorated credit quality	958	1,455	3,200	969	-	185	364	-	7,131
Total loans	$2,159	$51,512	$49,582	$24,153	$64,870	$8,377	$11,074	$1,232	$212,959

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

A summary of the balances of loans outstanding by days past due, including accruing and non-accruing loans by portfolio class as of June 30, 2015 and December 31, 2014 is as follows:

	Commercial Real Estate					Consumer

At June 30, 2015 ( in thousands)	Acq-Dev Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
30 - 59 days	$-	$-	$-	$-	$3,356	$-	$-	$-	$3,356
60 - 89 days	-	-	-	-	1,868		-	-	1,868
> 90 days	421	-	1,203	6	9,468	44	-	-	11,142
Total past due	421	-	1,203	6	14,692	44	-	-	16,366
Current	1,494	59,812	48,250	27,913	43,208	12,939	11,082	4,800	209,498
Total loans	$1,915	$59,812	$49,453	$27,919	$57,900	$12,983	$11,082	$4,800	$225,864
> 90 days still accruing	$-	$-	$-	$-	$9,468	$-	$-	$-	$9,468

	Commercial Real Estate					Consumer

At December 31, 2014 (in thousands)	Acq-Dev Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
30 - 59 days	$-	$-	$-	$-	$4,029	$-	$-	$-	$4,029
60 - 89 days	-	-	885	-	1,989	-	75	-	2,949
> 90 days	548	-	314	121	11,378	44	-	-	12,405
Total past due	548	-	1,199	121	17,396	44	75	-	19,383
Current	1,611	51,512	48,383	24,032	47,474	8,333	10,999	1,232	193,576
Total loans	$2,159	$51,512	$49,582	$24,153	$64,870	$8,377	$11,074	$1,232	$212,959
> 90 days still accruing	$-	$-	$-	$-	$11,378	$-	$-	$-	$11,378

Non-accrual Loans

Loans are placed on nonaccrual status when management believes the full collection of the principal and interest is doubtful. A delinquent loan is generally placed in nonaccrual status when:

•	principal and/or interest is past due for 90 days or more, unless the loan is well-secured and in the process of collection;
•	the financial strength of the borrower or a guarantor has materially declined;
•	collateral value has declined; or
•	other facts would make the repayment in full of principal and interest unlikely.

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

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

Student loans with a past due balance greater than 90 days are not placed on non-accrual.  A claim is filed with the guarantor when the loan becomes 270 days past due.   Interest continues to accrue until the date the claim is paid.  The guarantor’s payment covers approximately 98% of principal and accrued interest.

When a loan is returned to accrual status after restructuring, the pre-restructuring risk rating is maintained until a satisfactory payment history is re-established. Returning non-accrual loans to an accrual status requires the prior written approval of the Chief Credit Officer.

A summary of non-accrual loans by portfolio class is as follows:

(dollars in thousands)	June 30, 2015	December 31, 2014
Commercial Real Estate:
Acquisition, development and construction	$421	$548
Owner occupied	1,203	1,198
Commercial and industrial	20	121
Consumer:
Residential mortgage	44	44
HELOC	230	310
Total non-accrual loans	$1,918	$2,221

Non-accrual troubled debt restructurings included above	$-	$-
Non-accrual purchased credit impaired loans included above	$1,617	$1,741

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

The following information is a summary of the Company’s policies pertaining to impaired loans:

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected when due. Factors impairing repayment might include: inadequate repayment capacity, severe erosion of equity, likely reliance on a non-primary source of repayment, guarantors with limited resources, and obvious material deterioration in borrower’s financial condition. The possibility of loss or protracted workout exists if immediate corrective action is not taken.

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

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

Government guaranteed student loans with a past due balance greater than 90 days generally meet the definition of an impaired loan. However, because of the federal government guarantee of approximately 98% of both principal and interest, the Company does not evaluate these loans for individual impairment and, as such; they are not included in the balance of nonperforming assets.

Certain loans were identified and individually evaluated for impairment at June 30, 2015 and December 31, 2014. At June 30, 2015, no impaired loans were charged with a valuation allowance due to management’s judgment that the cash flows from the underlying collateral or equity available from guarantors was sufficient to recover the Company’s entire investment. At December 31, 2014, two impaired loans were charged. The results of those analyses are presented in the following tables.

The following information is a summary of related impaired loans, excluding loans acquired with deteriorating credit quality, presented by portfolio class as of June 30, 2015:

(dollars in thousands)	Recorded Investment(1)	Unpaid Principal(2)	Related Allowance	Average Recorded Investment	Interest Recorded
With no related allowance recorded:
Commercial Real Estate:
Acquisition, development and construction	$188	$188	$-	$188	$-
Non-owner occupied	-	-	-	-	-
Owner occupied	-	-	-	-	-
Commercial and industrial	20	20	-	26	-
Consumer:				-
Residential mortgage	43	43	-	45	2
HELOC	255	255	-	257	3
Other	-	-	-		-
	$506	$506	$-	$516	$5
With an allowance recorded:
Commercial Real Estate:
Acquisition, development and construction	$-	$-	$-	$-	$-
Non-owner occupied	-	-	-	-	-
Owner occupied	-	-	-	-	-
Commercial and industrial	-	-	-	-	-
Consumer:
Residential mortgage	-	-	-	-	-
HELOC	-	-	-	-	-
Other	-	-	-	-	-
	$-	$-	$-	$-	$-
Total:
Commercial Real Estate:
Acquisition, development and construction	$188	$188	$-	$188	$-
Non-owner occupied	-	-	-	-	-
Owner occupied	-	-	-	-	-
Commercial and industrial	20	20	-	26	-
Consumer:	-	-	-	-	-
Residential mortgage	43	43	-	45	2
HELOC	255	255	-	257	3
Other	-	-	-	-	-
Total	$506	$506	$-	$516	$5

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

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

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

Activity in the ALLL for the six months ended June 30, 2015 and 2014 is summarized below:

	Commercial Real Estate					Consumer
(dollars in thousands)	Acquisition, Development, Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
Allowance for loan losses
Beginning balance, December 31, 2014	$146	$97	$149	$357	$144	$98	$76	$22	$1,089
Charge-offs	(127)	-	-	(109)	(106)	-	(20)	(2)	(364)
Recoveries	-		234	302	-	3	3	-	542
Net (charge-offs) recoveries	(127)	-	234	193	(106)	3	(17)	(2)	178

Provision (recovery)	43	219	(295)	(295)	70	(51)	(1)	33	(277)
Ending balance, June 30, 2015	$62	$316	$88	$255	$108	$50	$58	$53	$990

	Commercial Real Estate					Consumer
(dollars in thousands)	Acquisition, Development, Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
Allowance for loan losses
Beginning balance, December 31, 2013	$300	$39	$322	$377	$268	$120	$20	$43	$1,489

Charge-offs	(6)	(114)	-	(17)	(265)	-	-	-	(402)
Recoveries	3	47	-	18	-	2	2	19	91
Net (charge-offs) recoveries	(3)	(67)	-	1	(265)	2	2	19	(311)
					-
Provision (recovery)	(101)	149	(158)	131	191	63	(11)	(35)	229
Ending balance, June 30, 2014	$196	$121	$164	$509	$194	$185	$11	$27	$1,407

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

A summary of the ALLL by portfolio segment and impairment evaluation methodology as of June 30, 2015 and December 31, 2014 is as follows:

	Commercial Real Estate					Consumer
(dollars in thousands)	Acquisition, Development, Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
Allowance for loan losses for loans
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	62	316	88	255	108	50	58	53	990
Loans acquired with deteriorated credit quality	-	-	-	-	-	-	-	-	-
Ending balance, June 30, 2015	$62	$316	$88	$255	$108	$50	$58	$53	$990

Gross loan balances
Individually evaluated for impairment	$188	$-	$-	$20	$-	$43	$255	$-	$506
Collectively evaluated for impairment	911	58,393	46,730	27,868	57,900	12,757	10,465	4,800	219,824
Loans acquired with deteriorated credit quality	816	1,419	2,723	31	-	183	362	-	5,534
Ending balance, June 30, 2015	$1,915	$59,812	$49,453	$27,919	$57,900	$12,983	$11,082	$4,800	$225,864

	Commercial Real Estate					Consumer
(dollars in thousands)	Acquisition, Development, Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
Allowance for loan losses for loans
Individually evaluated for impairment	$-	$-	$-	$110	$-	$-	$33	$-	$143
Collectively evaluated for impairment	56	97	149	247	144	98	43	22	856
Loans acquired with deteriorated credit quality	90	-	-	-	-	-	-	-	90
Ending balance, December 31, 2014	$146	$97	$149	$357	$144	$98	$76	$22	$1,089

Gross loan balances
Individually evaluated for impairment	$267	$-	$-	$142	$-	$-	$268	$-	$677
Collectively evaluated for impairment	934	50,057	46,382	23,042	64,870	8,192	10,442	1,232	205,151
Loans acquired with deteriorated credit quality	958	1,455	3,200	969	-	185	364	-	7,131
Ending balance, December 31, 2014	$2,159	$51,512	$49,582	$24,153	$64,870	$8,377	$11,074	$1,232	$212,959

Troubled Debt Restructurings

A modification is classified as a troubled debt restructuring (“TDR”) if both of the following exist: (1) the borrower is experiencing financial difficulty and (2) the Company has granted a concession to the borrower, that it otherwise would not give. The Company determines that a borrower may be experiencing financial difficulty if the borrower is currently delinquent on any of its debt, or if the Company is concerned that the borrower may not be able to perform in accordance with the current terms of the loan agreement in the foreseeable future.  Many aspects of the borrower’s financial situation are assessed when determining whether they are experiencing financial difficulty, particularly as it relates to commercial borrowers due to the complex nature of the loan structure, business/industry risk and borrower/guarantor structures.  Concessions may include the reduction of an interest rate at a rate lower than current market rate for a new loan with similar risk, extension of the maturity date, reduction of accrued interest, or principal forgiveness.  When evaluating whether a concession has been granted, the Company also considers whether the borrower has curtailed principal, provided additional collateral or guarantors and whether such additions adequately compensate the Company for the restructured terms, or if the revised terms are consistent with those currently being offered to new loan customers.  The assessments of whether a borrower is experiencing (or is likely to experience) financial difficulty and whether a concession has been granted is subjective in nature and management’s judgment is required when determining whether a modification is a TDR.

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

Although each occurrence is unique to the borrower and is evaluated separately, for all portfolio segments, TDRs are typically modified through reduction in interest rates, reductions in payments, changing the payment terms from principal and interest to interest only, increasing amortization periods and/or extensions in term maturity.

During the three and six months ended June 30, 2015 and 2014, no loans and two loans, respectively, were modified in troubled debt restructurings. At June 30, 2015 and December 31, 2014, no loans and four loans, respectively, were classified as trouble debt restructurings. The principal balance outstanding relating to these loans was zero at June 30, 2015 and $1.3 million at December 31, 2014, all of which were accruing. During the three and six months ended June 30, 2015 and 2014, no defaults occurred on loans modified as TDR’s in the preceding twelve months.

Note 6. Intangible Assets

In 2010, the Company acquired a majority interest in the Bank of Virginia. The Company recorded a core deposit intangible related to this acquisition of $249 thousand. This asset represents the estimated fair value of the core deposits and was determined based on the present value of future cash flows related to those deposits considering the industry standard “financial instrument” type present value methodology. The core deposit intangible is amortized over the estimated life of the deposits using the straight-line method. A summary of the three and six months ending June 30, 2015 activity in this account is as follows:

(dollars in thousands)
Balance at March 31, 2015	$95
Amortization	(9)
Balance at June 30, 2015	$86

(dollars in thousands)
Balance at December 31, 2014	$104
Amortization	(18)
Balance at June 30, 2015	$86

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

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

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

Commitments to Extend Credit, Standby Letters of Credit, and Financial Guarantees

Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. At June 30, 2015 and December 31, 2014, the fair value of loan commitments and standby letters of credit was deemed to be immaterial and therefore is not included.

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

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

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

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

The carrying value and fair values of financial assets and liabilities are as follows:

		Fair Value Measurements at June 30, 2015
(dollars in thousands)	Carrying amount	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash and cash equivalents	$19,364	$19,364	$-	$-	$19,364
Securities available for sale	58,445	-	58,445	-	58,445
Securities held to maturity	27,087	-	27,295	-	27,295
Restricted securities	2,331	-	2,331	-	2,331
Loans held for sale	96	-	96	-	96
Net loans held for investment	224,874	-	-	227,463	227,463
Interest receivable	2,033		2,033		2,033
Liabilities:
Demand deposits	31,239	-	31,239	-	31,239
Savings and interest-bearing demand deposits	100,596	-	100,596	-	100,596
Time deposits	152,800	-	153,360	-	153,360
FHLB Borrowings	30,000	-	29,844	-	29,844
Interest payable	170	-	170	-	170

		Fair Value Measurements at December 31, 2014
(dollars in thousands)	Carrying amount	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash and cash equivalents	$21,847	$21,847	$-	$-	$21,847
Securities available for sale	53,483	-	53,483	-	53,483
Securities held to maturity	20,716	-	21,047	-	21,047
Restricted securities	2,092	-	2,092	-	2,092
Net loans held for investment	211,870	-	-	213,861	213,861
Interest receivable	2,040	-	2,040	-	2,040
Liabilities:
Demand deposits	30,709	-	30,709	-	30,709
Savings and interest-bearing demand deposits	83,339	-	83,339	-	83,339
Time deposits	151,555	-	152,179	-	152,179
FHLB Borrowings	25,000	-	24,753	-	24,753
Interest payable	161	-	161	-	161

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

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

The following table presents the balances of financial assets measured at fair value on a recurring basis:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Balance	(Level 1)	(Level 2)	(Level 3)
June 30, 2015

U. S. Government Agencies	$3,399	$-	$3,399	$-
Agency Guaranteed Mortgage-backed securities	55,046	-	55,046	-

December 31, 2014

U. S. Government Agencies	$3,719	$-	$3,719	$-
Agency Guaranteed Mortgage-backed securities	49,764	-	49,764	-

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

Other Real Estate Owned (OREO)

Other real estate owned (“OREO”) is measured at fair value less cost to sell, based on an appraisal conducted by an independent, licensed appraiser outside of the Company. If the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability, then the fair value is considered Level 3. OREO is measured at fair value on a nonrecurring basis. Any initial fair value adjustment prior to foreclosure is charged against the ALLL. Subsequent fair value adjustments are recorded in the period incurred and included in other noninterest expense on the Consolidated Statements of Operations.

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Balance	(Level 1)	(Level 2)	(Level 3)
June 30, 2015
OREO	1,769	-	-	1,769

December 31, 2014
Impaired loans	$42	$-	$-	$42
OREO	1,641	-	-	1,641

There were no outstanding or in-process residential mortgage OREO properties as of June 30, 2015 or December 31, 2014.

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2015 and December 31, 2014:

	June 30, 2015
(dollars in thousands)	Quantitative Information About Level 3 Fair Value Measurements
Description	Fair Value	Valuation Technique	Unobservable input	Range (Weighted Average)

Other real estate owned	$1,769	Appraisals	Discount to reflect current market condition and estimated selling costs	6-29%

	December 31, 2014
(dollars in thousands)	Quantitative Information About Level 3 Fair Value Measurements
Description	Fair Value	Valuation Technique	Unobservable input	Range (Weighted Average)

Impaired loans	$42	Appraisals	Discount to reflect current market condition and estimated selling costs	0-10%
Other real estate owned	$1,641	Appraisals	Discount to reflect current market condition and estimated selling costs	6-29%

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

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

At the 2011 Annual Meeting, the Bank’s shareholders approved a share-based compensation plan (Bank of Virginia 2011 Stock Incentive Plan or the “2011 Plan”). Under this plan, employees, officers and directors of the Bank or its affiliates are eligible to receive grants, subject to approval by the board of directors. The plan’s intent was to reward employees, officers and directors of the Bank or its affiliates for their efforts, to assist in the long-term retention of service for those who were awarded, as well as align their interests with the Bank’s shareholders. At the 2014 Annual Meeting, Cordia shareholders approved an amendment to the 2011 Plan to increase the number of shares authorized for issuance by an additional 800,000 shares. As of June 30, 2015, there were 632,251 shares reserved under the 2011 Plan.

There were 10,000 stock options and 12,500 restricted stock issued in September 2013 outside the plan as an inducement grant to a newly hired officer.

A summary of the Company’s option activity as of June 30, 2015 and changes during the period then ended are presented in the following table:

			Wgt. Avg.
		Wgt. Avg.	Remaining	Wgt. Avg.	Aggregate
		Exercise	Contractual	Grant Date	Intrinsic
As of 12/31/2014	Stock Options	Price	Life	Fair Value	Value
Outstanding	145,478	$6.94	7.88	$2.29	$-
Vested	60,692	$9.24	7.18	$3.03	$-
Nonvested	84,786	$5.29	8.39	$1.76	$-

Period Activity
Issued	600	$3.82	-	$1.35	-
Exercised	-	-	-	-	-
Forfeited	36,998	$6.40	-	1.92	-
Expired	-	-	-	-	-

As of 6/30/2015
Outstanding	109,080	$7.11	7.56	$2.41	$-
Vested	50,914	$9.36	6.87	$3.16	$-
Nonvested	58,166	$5.14	8.17	$1.75	$-

Aggregate intrinsic value is calculated as the difference between the quoted price and the award exercise price of the stock. To the extent that the quoted price is less than the exercise price, there is no value to the underlying option awards.

The remaining unrecognized compensation expense for the options granted totaled $54 thousand and $132 thousand at June 30, 2015 and 2014, respectively.

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

				Wgt. Avg.
Outstanding as of June 30, 2015			Wgt. Avg.	Remaining
		Stock Options	Exercise	Contractual
Range of Exercise Prices		Outstanding	Price	Life
$3.82	$60.24	109,080	$7.11	7.56
Total		109,080	$7.11	7.56

Exercisable:			Wgt. Avg.
		Stock Options	Exercise
Range of Exercise Prices		Exercisable	Price
$3.82	$60.24	50,914	$9.36
Total		50,914	$9.36

Assumptions:

The fair value of each option granted is estimated on the date of grant using the "Black-Scholes Option Pricing" method with the follwing assumptions.

	Six Months Ended	Year Ended
	June 30, 2015	December 31, 2014
Expected dividend rate	0.00%	0.00%
Expected volatility	30.00%	30.00%
Expected term in years	7	7
Risk free rate	1.78%	2.15%

Total intrinsic value of options exercised:	$-
Total fair value of shares vested:	$15,860
Weighted-average period over which nonvested awards are expected to be recognized:	1.32 years

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

A summary of the Company’s restricted stock activity as of June 30, 2015 and changes during the period then ended are presented in the following table:

		Wgt. Avg.
		Grant Date
As of 12/31/2014	Restricted Stock	Fair Value
Nonvested	52,580	$4.23

Period Activity
Issued	80,000	$3.99
Vested	1,560	$4.41
Forfeited	-	-

As of 6/30/2015
Nonvested	131,020	$4.08

Total fair value of shares vested:		$6,880
Weighted-average period over which nonvested awards are expected to be recognized:		1.67 years

The fair value of restricted stock granted during the six months ended June 30, 2015 was $319 thousand.

The remaining unrecognized compensation expense for the shares granted totaled $444 thousand and $346 thousand as of June 30, 2015 and 2014, respectively.

578,125 of restricted shares of common stock were granted to founding investors of Cordia predominantly during 2009 and 2010 and are considered at June 30, 2015 more-likely-than-not to not vest due to significant performance based thresholds, which must be achieved by October 2016 for the restricted shares to vest.

Stock-based compensation expense was $110 thousand and $32 thousand for the three and six months ended June 30, 2015, respectively, and $8 thousand and $32 thousand for the three and six months ended June 30, 2014, respectively.

Cordia does not have any benefit plans or incentive compensation plans beyond those maintained by the Bank. Cordia does provide a life insurance benefit to the President and Chief Executive Officer under the terms of his employment agreement.

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

Note 9. Accumulated other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2015 and 2014 are summarized as follows:

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Beginning balance	$(152)	$(385)	$(468)	$(384)

Unrealized holding losses on available for sale securities	(470)	(66)	(166)	(81)
Amortization of available for sale to held to maturity reclassification adjustment	13	11	25	25
Net current period other comprehensive loss	(457)	(55)	(141)	(56)
Ending balance	$(609)	$(440)	$(609)	$(440)

The following table presents information on amounts reclassified out of accumulated other comprehensive income (loss), by category, during the periods indicated:

(in thousands)	Three Months Ended June 30,		Affected Line Item on Consolidated Statement of Operations
	2015	2014

Amortization of unrealized losses transferred to held to maturity	$13	$11	Interest income - investment securities
Realized gains on sales of available for sale securities	-	-	Net gain on sale of available-for-sale securities
Total reclassifications	$13	$11

	Six Months Ended June 30,		Affected Line Item on Consolidated Statement of Operations
	2015	2014

Amortization of unrealized losses transferred to held to maturity	$25	$25	Interest income - investment securities
Realized gains on sales of available for sale securities	114	64	Net gain on sale of available-for-sale securities
Total reclassifications	$139	$89

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

Additional factors that may affect our results are discussed in our Annual Report on Form 10-K for the year ended December 31, 2014 under “Item 1A. Risk Factors.”

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

General

Cordia Bancorp Inc. (“Cordia” or the “Company”) was incorporated in Virginia in 2009 by a team of former bank CEOs, directors and advisors seeking to invest in undervalued or troubled community banks in the Mid-Atlantic and Southeast. On December 10, 2010, Cordia purchased $10,300,000 of the common stock of Bank of Virginia (“BVA” or the “Bank”) at a price of $7.60 per share, resulting in the ownership of 59.8% of the outstanding shares. On August 28, 2012, Cordia purchased an additional $3,000,000 of BVA common stock at a price of $3.60 per share. Cordia’s principal business activity is the ownership of the outstanding shares of common stock of BVA. On March 29, 2013, Cordia and BVA completed a share exchange pursuant to which each outstanding share of BVA common stock held by persons other than Cordia was exchanged for 0.664 of a share of Cordia common stock. As a result of the share exchange, BVA became a wholly-owned subsidiary of Cordia. In April 2014, Cordia completed a private placement offering totaling $15.4 million, the proceeds of which have been used primarily to support organic growth in BVA. Aside from the shares of BVA common stock, Cordia’s other assets totaled $1.4 million at June 30, 2015, consisting primarily of $1.4 million of cash and $24 thousand of prepaid expenses.

BVA is a state chartered bank headquartered in Midlothian, Virginia with total assets of approximately $342.8 million at June 30, 2015. BVA provides retail banking services to individuals and commercial customers through five banking locations serving Chesterfield County and the City of Colonial Heights, Virginia and one in Henrico County, Virginia.

Executive Overview

Since the beginning of 2013, the Company has substantially increased its lending and funding activities. During this period, the Bank purchased $85.6 million of rehabilitated student loans that are 98% guaranteed for principal and interest by the U.S. Government and serviced by Xerox Education Services. The Bank also significantly expanded its deposit base while substantially reducing its cost of funds.

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

On April 10, 2014, Cordia completed the sale of approximately 363 shares of Mandatorily Convertible, Noncumulative, Nonvoting, Perpetual Preferred Stock, Series A, $0.01 par value per share, to accredited investors at a purchase price of $42,500 per share for total gross proceeds of $15.4 million. The capital raise included investments by 100% of Cordia’s directors. The net proceeds of the offering are being used primarily to support the second phase of its organic growth strategy for BVA.

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

In the fourth quarter of 2014 the Bank launched CordiaGrad, a private student loan refinancing program aimed at high-achieving graduates with student loans. This program is expected to generate a substantial volume of loans for the Bank’s portfolio. During the first quarter of 2015, CordiaGrad opened a new location in Washington DC. Beginning in April 2014 the Bank ceased purchasing rehabilitated, federally guaranteed student loans.

On May 20, 2015, Cordia announced that it had authorized a stock repurchase program to acquire up to $500,000 of the Company’s outstanding common stock. Repurchases will be conducted through open market purchases or through privately negotiated transactions and will be made from time to time depending on market conditions and other factors. As of June 30, 2015, the company had repurchased 1,300 shares.

Results of Operations – Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Net Income (Loss)

Consolidated net income was $236 thousand for the quarter ended June 30, 2015 (the “2015 quarter”) compared to consolidated net loss of $270 thousand for the quarter ended June 30, 2014 (the “2014 quarter”). Net interest income before provision increased in the 2015 quarter by $77 thousand from the 2014 quarter. The provision for loan losses was $146 thousand lower in the 2015 quarter. Noninterest income increased in the 2015 quarter by $35 thousand, while noninterest expense decreased $248 thousand compared to the 2014 quarter. Noninterest expense in the 2015 quarter included the favorable reversal of the fair value discount related to the purchase of a bank property and the termination of the related lease. This fair value discount was established when Cordia purchased BVA as a result of an existing lease being deemed unfavorable when compared to market rates for commercial real estate at that time. This $400 thousand fair value discount was allocated based on relative fair values of the purchased property and the remaining portion of the unfavorable portion of the lease, with $225 thousand recorded as a reduction to noninterest expense and $175 thousand recorded as a reduction to the basis of the bank property purchased. Before terminating the lease, this discount was being accreted as a reduction to the monthly rent expense.

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

Net interest income before the recovery of/provision for loan losses increased 3.7% or $77 thousand to $2.2 million for the 2015 quarter from $2.1 million for the 2014 quarter.

Interest income increased $143 thousand to $2.7 million during the 2015 quarter from $2.6 million for the 2014 quarter, due primarily to a 13.9% increase in total average earning assets, offset in part by a 27 basis point decline in average yield on these assets. The increase in average earnings assets was due to an 8.9% increase in loans held for investment and a 20.8% increase in securities. Excluding the accretion of acquisition accounting adjustments, interest income on loans was $2.7 million for the 2015 quarter compared to $2.5 million for the 2014 quarter.

Interest expense for the 2015 quarter was $563 thousand, compared to $497 thousand for the 2014 quarter. This increase of $66 thousand was due primarily to an increase in time deposits and FHLB borrowings. The average balance of interest-bearing transaction and savings accounts increased 14.8%, while the average balance of non-interest-bearing accounts increased 27.0%.

Net interest margin was 2.78% for the 2015 quarter and 3.05% for the 2014 quarter. Excluding the accretion of acquisition accounting adjustments, net interest margin was 2.71% for the 2015 quarter and 2.95% for the 2014 quarter. Excluding the accretion of acquisition accounting adjustments, the decline of 24 basis points in net interest margin from the prior year was primarily the result of an 18 basis point decline in the yield on interest earning assets and a decline of 15 basis points in the yield on securities.

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

	For the three months ended June 30,
(dollars in thousands)	2015			2014
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Earning Assets:
Loans held for investment (1)	$223,286	$2,326	4.18%	$205,104	$2,252	4.40%
Loans held for sale	93	1		-	-	-
Securities	72,391	383	2.12%	59,904	311	2.27%
Federal Funds and deposits with Banks	14,910	5	0.13%	12,725	9	0.28%
Total earning assets	310,680	2,715	3.51%	272,733	2,572	3.78%
Allowance for loan losses	(1,082)			(1,344)
Other assets	17,841			15,136
Total	$327,439			$286,525
Interest-bearing liabilities:
Demand deposits	$13,159	$9	0.27%	$12,871	$10	0.31%
Savings and money market deposits	72,838	55	0.30%	62,069	43	0.28%
Time deposits	152,718	406	1.07%	140,916	388	1.10%
FHLB borrowings	31,346	93	1.19%	20,000	56	1.12%
Total interest-bearing liabilities	270,061	563	0.84%	235,856	497	0.85%
Non-interest-bearing demand deposits	28,641			22,560
Other liabilities	902			2,382
Stockholders' equity	27,835			25,727
Total	$327,439			$286,525

Net interest income		$2,152			$2,075
Net interest rate spread (2)			2.66%			2.93%
Net interest margin (3)			2.78%			3.05%

(1)	Non-accrual loans are included in average balances outstanding, with no related interest income during non-accrual period.
(2)	Represents the difference between the yield on earnings assets and cost of funds.
(3)	Represents net interest income divided by average interest-earning assets.

Provision for Loan Losses

A provision of $63 thousand was recorded for the 2015 quarter compared to a provision of $209 thousand for the 2014 quarter. Loan growth offset by a decline in our historical loss percentage was the cause for the reduction of the allowance for loan losses from $1.1 million at March 31, 2015 to $990 thousand at June 30, 2015.

Non-interest Income

Noninterest income for the 2015 quarter was $97 thousand, compared to $62 thousand for the 2014 quarter.

The following table sets forth the principal components of non-interest income for the quarters ended June 30, 2015 and 2014

For the quarters ended June 30, (dollars in thousands)	2015	2014
Service charges on deposit accounts	$30	$19
Net gain on sale of loans held for sale	9	-
Other income	58	43
Total non-interest income	$97	$62

Non-interest Expense

Noninterest expense decreased $248 thousand, or 11.3%, to $2.0 million for the 2015 quarter from $2.2 million for the 2014 quarter. The decrease was due primarily to a favorable reversal in the 2015 quarter of the fair value discount related to the purchase of a bank property and the termination of the related lease. This fair value discount was established when Cordia purchased BVA as a result of an existing lease being deemed unfavorable when compared to market rates for commercial real estate at that time. This $400 thousand fair value discount was allocated based on relative fair values of the purchased property and the remaining portion of the unfavorable portion of the lease, with $225 thousand recorded as a reduction to noninterest expense and $175 thousand recorded as a reduction to the basis of the bank property purchased.

The following table sets forth the primary components of non-interest expense for the quarters ended June 30, 2015 and 2014:

For the quarters ended June 30, (dollars in thousands)	2015	2014
Salaries and employee benefits	$1,082	$1,102
Professional services	100	125
Occupancy	159	136
Reversal of occupancy fair value discount	(225)	-
Data processing and communications	206	160
FDIC assessment and bank fees	92	96
Bank franchise raxes	49	27
Student loan servicing fees and other loan expenses	208	210
Other real estate expenses	45	17
Supplies and equipment	70	83
Insurance	19	44
Director's fees	21	75
Marketing and business development	31	9
Other operating expenses	93	114
Total non-interest expense	$1,950	$2,198

Income Tax Expense

Under the provisions of the Internal Revenue Code, the Company has approximately $18.6 million of net operating loss carryforwards, which will expire if unused beginning in 2024 through 2034. As of June 30, 2015, deferred tax assets of $5.8 million have been fully reserved with a valuation allowance. It is estimated that all of the valuation allowance is available to be reversed if it is deemed more-likely-than-not that all of the deferred tax asset will be realized. Of the net operating losses that occurred prior to the change in control of BVA in December 2010 and of Cordia in April 2014, the amount of the loss carryforward available to offset taxable income is limited to approximately $254,000 per year for twenty years for BVA and zero for Cordia. Deferred tax assets related to net operating losses in excess of the amount realizable during the 20 year carryforward period have been written off.

Results of Operations – Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Net Income (Loss)

Consolidated net income was $587 thousand for the six months ended June 30, 2015 (the “2015 period”) compared to consolidated net loss of $554 thousand for the six months ended June 30, 2014 (the “2014 period”). Net interest income before provision increased in the 2015 period by $192 thousand from the 2014 period. The 2015 period included a recovery of the allowance for loan losses of $277 thousand compared to a provision of $229 thousand in the 2014 period. Noninterest income increased in the 2015 period by $125 thousand, while noninterest expense decreased $318 thousand compared to the 2014 period. Noninterest expense in the 2015 period included the favorable reversal of the fair value discount related to the purchase of a bank property and the termination of the related lease. This fair value discount was established when Cordia purchased BVA as a result of an existing lease being deemed unfavorable when compared to market rates for commercial real estate at that time. This $400 thousand fair value discount was allocated based on relative fair values of the purchased property and the remaining portion of the unfavorable portion of the lease, with $225 thousand recorded as a reduction to noninterest expense and $175 thousand recorded as a reduction to the basis of the bank property purchased.

Net Interest Income

Net interest income before the recovery of/provision for loan losses increased 4.8% or $192 thousand to $4.2 million for the 2015 period from $4.0 million for the 2014 period.

Interest income increased $334 thousand to $5.3 million during the 2015 period from $4.9 million for the 2014 period, due primarily to a 22.3% increase in total average earning assets, offset in part by a 51 basis point decline in average yield on these assets. Excluding the accretion of acquisition accounting adjustments, interest income on loans was $5.2 million for the 2015 quarter vs. $4.8 million for the 2014 period.

Interest expense for the 2015 period was $1.1 million, compared to $964 thousand for the 2014 period. This increase of $142 thousand was due primarily to an increase in time deposits and FHLB borrowings offset by a five basis point reduction in the average cost of interest bearing liabilities. The average balance of interest-bearing transaction and savings accounts increased 23.7%, while the average balance of non-interest-bearing accounts increased 30.1%.

Net interest margin was 2.74% for the 2015 period and 3.19% for the 2014 period. Excluding the accretion of acquisition accounting adjustments, net interest margin was 2.69% for the 2015 period and 3.06% for the 2014 period. Excluding the accretion of acquisition accounting adjustments, the decline of 37 basis points in net interest margin from the prior year was primarily the result of a 36 basis point decline in the yield on interest earning assets and a decline of 11 basis points in the yield on securities, offset by a five basis point decrease in the cost of deposits.

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

	For the six months ended June 30,
(dollars in thousands)	2015			2014
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Earning Assets:
Loans held for investment (1)	$217,956	$4,507	4.17%	$191,451	$4,401	4.64%
Loans held for sale	158	3		-	-	-
Securities	71,797	746	2.10%	47,367	518	2.21%
Federal Funds and deposits with Banks	16,692	12	0.14%	11,897	15	0.25%
Total earning assets	306,603	5,268	3.46%	250,715	4,934	3.97%
Allowance for loan losses	(1,085)			(1,414)
Other assets	18,946			14,915
Total	$324,464			$264,216
Interest-bearing liabilities:
Demand deposits	$13,420	$19	0.29%	$12,810	$21	0.33%
Savings and money market deposits	71,105	109	0.31%	55,529	86	0.31%
Time deposits	152,536	796	1.05%	136,620	760	1.12%
FHLB borrowings	30,069	182	1.22%	15,083	97	1.30%
Total interest-bearing liabilities	267,130	1,106	0.83%	220,042	964	0.88%
Non-interest-bearing demand deposits	28,842			22,171
Other liabilities	897			2,439
Stockholders' equity	27,595			19,564
Total	$324,464			$264,216

Net interest income		$4,162			$3,970
Net interest rate spread (2)			2.63%			3.09%
Net interest margin (3)			2.74%			3.19%

(1)	Non-accrual loans are included in average balances outstanding, with no related interest income during non-accrual period.

(2)	Represents the difference between the yield on earnings assets and cost of funds.

(3)	Represents net interest income divided by average interest-earning assets.

Recovery of/Provision for Loan Losses

A $277 thousand recovery of loan losses for the 2015 period was recorded compared to a provision of $229 thousand for the 2014 period. The significant change in the recovery/provision for loan losses was primarily driven by $165 thousand of net recoveries and a decline in our historical loss percentage offset by loan growth.

Non-interest Income

Non-interest income for the 2015 period was $310 thousand, compared to $185 thousand for the 2014 period. The increase was primarily the result of an increase in the net gain on the sale of available for sale securities of $50 thousand and a $30 thousand gain on the sale of loans held for sale included in other income in 2015.

The following table sets forth the principal components of non-interest income for the six months ended June 30, 2015 and 2014

For the six months ended June 30, (dollars in thousands)	2015	2014
Service charges on deposit accounts	$60	$45
Net gain on sale of "AFS" securities	114	64
Net gain on sale of loans held for sale	30	-
Other income	106	76
Total non-interest income	$310	$185

Non-interest Expense

Noninterest expense decreased $318 thousand, or 7.1%, to $4.2 million for the 2015 period from $4.5 million for the 2014 period. The decrease was due primarily to a favorable reversal in the 2015 period of the fair value discount related to the purchase of a bank property and the termination of the related lease. This fair value discount was established when Cordia purchased BVA as a result of an existing lease being deemed unfavorable when compared to market rates for commercial real estate at that time. This $400 thousand fair value discount was allocated based on relative fair values of the purchased property and the remaining portion of the unfavorable portion of the lease, with $225 thousand recorded as a reduction to noninterest expense and $175 thousand recorded as a reduction to the basis of the bank property purchased. In addition, salaries and benefits decreased $146 thousand, offset in part by increases of $102 thousand in data processing and communications. The decrease in salaries and benefits was primarily due to a one-time accrual of incentive compensation in the 2014 period, offset by an increase in staff to support two new retail branches, the hiring of a senior officer to manage mortgage lending and the new CordiaGrad student loan program.

The following table sets forth the primary components of non-interest expense for the six months ended June 30, 2015 and 2014:

For the six months ended June 30, (dollars in thousands)	2015	2014
Salaries and employee benefits	$2,362	$2,508
Professional services	184	231
Occupancy	312	287
Reversal of occupancy fair value discount	(225)
Data processing and communications	404	302
FDIC assessment and bank fees	182	190
Bank franchise raxes	98	56
Student loan servicing fees and other loan expenses	354	336
Other real estate expenses	51	22
Supplies and equipment	143	158
Insurance	39	85
Director's fees	47	91
Marketing and business development	49	15
Other operating expenses	162	199
Total non-interest expense	$4,162	$4,480

Financial Condition

Loans

Loans represent the largest category of earning assets and typically provide higher yields than the other types of earning assets. Loans carry inherent credit and liquidity risks associated with the creditworthiness of our borrowers and general economic conditions. At June 30, 2015, total loans held for investment (net of reserves) were $224.9 million versus $211.9 million at December 31, 2014

.

The following table sets forth the composition of the loan portfolio by category at the dates indicated.

	At June 30,		At December 31,
	2015		2014
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial Real Estate:
Acquisition, development and construction	$1,915	0.8%	$2,159	1.0%
Non-owner occupied	59,812	26.5%	51,512	24.2%
Owner occupied	49,453	21.9%	49,582	23.3%
Commercial and industrial	27,919	12.4%	24,153	11.3%
Guaranteed Student Loans	57,900	25.6%	64,870	30.5%
Consumer:
Residential mortgage	12,983	5.8%	8,377	3.9%
HELOC	11,082	4.9%	11,074	5.2%
Other	4,800	2.1%	1,232	0.6%
Total loans	225,864	100.0%	212,959	100.0%
Allowance for loan losses	(990)		(1,089)
Total loans, net of allowance for loan losses	$224,874		$211,870

The largest component of the loan portfolio is comprised of various types of commercial real estate loans. At June 30, 2015, commercial real estate loans totaled $111.2 million or 49.2% of the total portfolio. Guaranteed student loans totaled $57.9 million, commercial and industrial loans totaled $27.9 million and consumer loans, which were comprised principally of residential mortgage, home equity loans and the CordiaGrad program loans totaled $28.9 million. Residential mortgage loans consisted of first and second mortgages on single family residential dwellings.

Allowance for Loan Losses

At June 30, 2015, our ALLL was $990 thousand, or 0.44% of total loans and 51.6% of non-performing loans. During the six months ended June 30, 2015, we recorded $165 thousand of net charge-offs and a recovery of $277 thousand of provision for loan losses. Excluding the guaranteed portion of student loan portfolio, ALLL was 0.59% of total loans outstanding less guaranteed student loans. At December 31, 2014, our allowance for loan losses (“ALLL”) was $1.1 million, or 0.51% of total loans outstanding and 49.0% of non-performing loans.  Excluding the guaranteed portion of student loan portfolio, ALLL was 0.73% of total loans outstanding less guaranteed student loans.

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

Changes affecting the ALLL for the six months ended June 30, 2015 and the year ended December 31, 2014, are summarized in the following table.

(dollars in thousands)	Six Months Ended June 30, 2015	Year Ended December 31, 2014
Allowance for loan losses at beginning of period	$1,089	$1,489

Provision for (recovery of) loan losses	(277)	305

Charge-offs:
Commercial real estate	(127)	(120)
Commercial and industrial	(109)	(485)
Guaranteed Student Loans	(106)	(359)
Consumer	(22)	-
Total charge-offs	(364)	(964)

Recoveries:
Commercial real estate	234	139
Commercial and industrial	302	91
Guaranteed Student Loans	-	-
Consumer	6	29
Total recoveries	542	259
Net recoveries/(charge-offs)	178	(705)
Allowance for loan losses at end of period	$990	$1,089

Allowance for loan losses to non-performing loans	51.64%	49.03%
Allowance for loan losses to total loans outstanding at end of period	0.44%	0.51%
Net recoveries/(charge-offs) to average loans during the period	0.08%	-0.36%

The increase in the ALLL to non-performing loan ratio at June 30, 2015 from December 31, 2014 is due to the net recovery in the 2015 period and the continued reduction of non-accrual loans from $2.2 million at December 31, 2014 to $1.9 million at June 30, 2015.

Included in the table below is the activity related to the portion of the ALLL for loans acquired with deteriorated credit quality. Because of the nature and limited number of these loans, they are individually evaluated for additional impairment on a quarterly basis. Activity related only to that portion of the ALLL is as follows:

(dollars in thousands)	Six Months Ended June 30, 2015	Year Ended December 31, 2014
Allowance for loan losses at beginning of period	$90	$234
Provision for loan losses	37	(7)

Charge-offs:
Commercial real estate	(127)	(120)
Commercial and industrial	-	(17)
Consumer	-	-
Total charge-offs	-	(137)

Recoveries:	-	-

Net charge-offs	-	(137)
Allowance for loan losses at end of period	$-	$90

The following table represents the allocation of the ALLL at the dates indicated. Notwithstanding these allocations, the entire allowance is available to absorb loan losses in any loan category.

	At June 30, 2015			At December 31, 2014
(dollars in thousands)	Amount	% of Allowance to total allowance	% of Loans in category to total loans	Amount	% of Allowance to total allowance	% of Loans in category to total loans
Commercial real estate	$466	47%	49%	$392	36%	49%
Commercial and industrial	255	26%	12%	357	33%	11%
Guaranteed Student Loans	108	11%	26%	144	13%	30%
Consumer	161	16%	13%	196	18%	10%
Total allowance for loan losses	$990	100%	100%	$1,089	100%	100%

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

The following is the distribution of loans by credit quality and class as of June 30, 2015 and December 31, 2014:

June 30, 2015 (dollars in thousands)	Commercial Real Estate					Consumer
Credit quality class	Acq-Dev Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
1 Highest quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
2 Above average quality	-	5,844	2,696	1,751	57,900	-	1,139	311	69,641
3 Satisfactory	398	30,694	21,505	19,258	-	7,871	6,391	4,397	90,514
4 Pass	436	20,225	20,685	6,678	-	4,858	2,617	92	55,591
5 Special mention	77	1,630	1,844	181	-	28	318	-	4,078
6 Substandard	188	-	-	20	-	43	255	-	506
7 Doubtful	-	-	-	-	-	-	-	-	-
	1,099	58,393	46,730	27,888	57,900	12,800	10,720	4,800	220,330
Loans acquired with deteriorating credit quality	816	1,419	2,723	31	-	183	362	-	5,534
Total loans	$1,915	$59,812	$49,453	$27,919	$57,900	$12,983	$11,082	$4,800	$225,864

December 31, 2014 (dollars in thousands)	Commercial Real Estate					Consumer
Credit quality class	Acq-Dev Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
1 Highest quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
2 Above average quality	-	2,225	2,788	2,498	64,870	24	1,394	719	74,518
3 Satisfactory	458	30,473	26,608	14,883	-	3,325	6,140	425	82,312
4 Pass	476	17,236	16,986	5,593	-	4,768	2,589	88	47,736
5 Special mention	-	123	-	68	-	75	319	-	585
6 Substandard	267	-	-	142	-	-	268	-	677
7 Doubtful	-	-	-	-	-	-	-	-	-
	1,201	50,057	46,382	23,184	64,870	8,192	10,710	1,232	205,828
Loans acquired with deteriorating credit quality	958	1,455	3,200	969	-	185	364	-	7,131
Total loans	$2,159	$51,512	$49,582	$24,153	$64,870	$8,377	$11,074	$1,232	$212,959

As shown in the tables above, Substandard and Doubtful loans were $506 thousand at June 30, 2015, or 0.2% of the total loan portfolio. This compares to $677 thousand, or 0.3% of the total loan portfolio at December 31, 2014. Special Mention loans increased $3.5 million from $585 thousand at December 31, 2014 to $4.1 million at June 30, 2015 and loans graded “Pass” or better increased $11.1 million from $204.6 million at December 31, 2014 to $215.7 million at June 30, 2015.

The Bank has continued to engage its third party loan review firm for annual reviews and periodic special assignments.  The most recent evaluation was completed in May 2015.  The scope of the 2015 loan file review totaled approximately 75% of the Bank’s exposure and included the following:

●	All classified loans or total relationship exposure over $250,000;

●	All special mention loans or total relationship exposures over $500,000;

●	A random sample of pass-rated loans determined by the loan review firm under $500,000;

●	All loans past due as of the review date;

●	All OREO properties;

●	All insider loans, including loans to directors, significant shareholders, and executive management granted since the last review;

●	Any loans that management or the board of directors requested be reviewed;

●	Annual review of the ALLL reserve and methodology;

●	Review of CordiaGrad program;

●	Review of purchased residential mortgages.

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

Guaranteed student loans with a past due balance greater than 90 days are not included in the balance of nonperforming assets. Guaranteed student loans accrue interest until the date the guaranty is paid. The guarantor’s payment covers approximately 98% of principal and accrued interest. Upon receipt of payment, the unguaranteed portion is charged off to the ALLL.

Nonperforming assets totaled $3.7 million or 1.08% of total assets at June 30, 2015 and are comprised of non-accrual loans of $1.9 million and repossessed collateral of $1.8 million. The balance of nonperforming assets at December 31, 2014 was $3.9 million or 1.21% of total assets. The decrease at June 30, 2015 from December 31, 2014 was partly due to the sale of an OREO property and partly as a result of growth in total assets.

Real estate acquired through, or in lieu of, foreclosure is held for sale and is stated at the estimated fair market value of the property, less estimated disposal costs. Any excess of the principal over the estimated fair market value at the time of acquisition is charged to the allowance for loan losses. The estimated fair market value is reviewed periodically by management and any write-downs are charged against current earnings. Development and improvement costs relating to property are capitalized unless such added costs cause the properties recorded value to exceed the estimated fair market value. Net operating income or expenses of such properties are included in collection, repossession and other real estate owned expenses within other operating expenses on the consolidated statement of operations.

A summary of nonperforming assets, including troubled debt restructurings, as of the dates indicated follows:

(dollars in thousands)	Quarter ended June 30, 2015	Year ended December 31, 2014
Non-accrual troubled debt restructurings	$-	$-
Other non-accrual loans	1,918	2,221
Total non-accrual loans	1,918	2,221
Other real estate owned	1,769	1,641
Total non-performing assets	$3,687	$3,862

Total non-accrual loans to total loans	0.85%	1.04%
Total non-performing loans to total assets	0.56%	0.70%
Total non-performing assets to total assets	1.08%	1.21%

Accruing troubled debt restructurings	$-	$1,260

Total loans	$225,864	$212,959
Total assets	$342,961	$318,600

Loans With Deteriorated Credit Quality

In the acquisition of BVA certain loans were acquired which showed evidence of deterioration in credit quality. These loans are accounted for under the guidance of ASC 310-30. Information related to these loans as of the dates indicated is provided in the following table.

(dollars in thousands)	June 30, 2015	December 31, 2014
Contract principal balance	$5,540	$7,178
Accretable discount	(6)	(42)
Nonaccretable discount	-	(5)
Book value of loans	$5,534	$7,131

Investment Securities

Our investment portfolio consists of U.S. agency debt and agency guaranteed mortgage-backed securities. Our investment security portfolio includes securities classified as available for sale as well as securities classified as held to maturity. The total securities portfolio (excluding restricted securities) was $85.5 million at June 30, 2015 as compared to $74.2 million at December 31, 2014. At June 30, 2015, the securities portfolio consisted of $58.4 million of securities available for sale and $27.1 million of securities held to maturity.

The table below presents the amortized cost, gross unrealized gains and losses, and fair value of securities available for sale at June 30, 2015 and December 31, 2014.

	June 30, 2015

		Gross Unrealized
(dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value
U.S. Government agencies	$3,392	$14	$(7)	$3,399
Agency guaranteed mortgage-backed securities	55,401	37	(392)	55,046
Total	$58,793	$51	$(399)	$58,445

	December 31, 2014

		Gross Unrealized
(dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value
U.S. Government agencies	$3,735	$1	$(17)	$3,719
Agency guaranteed mortgage-backed securities	49,930	21	(187)	49,764
Total	$53,665	$22	$(204)	$53,483

The table below presents the carry value, gross unrealized gains and losses, and fair value of securities held to maturity at June 30, 2015 and December 31, 2014.

	June 30, 2015

		Gross Unrealized
(dollars in thousands)	Carry Value	Gains	Losses	Fair Value
Agency guaranteed mortgage-backed securities	$27,087	$244	$(36)	$27,295

	December 31, 2014

		Gross Unrealized
(dollars in thousands)	Carry Value	Gains	Losses	Fair Value
Agency guaranteed mortgage-backed securities	$20,716	$333	$(2)	$21,047

Deposits and Other Interest-Bearing Liabilities

At June 30, 2015 and December 31, 2014, total deposits were $284.6 million and $265.6 million, respectively. Core deposits, which by FDIC guidelines exclude certificates of deposit of $250,000 or more and insured brokered deposits, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $247.4 million at June 30, 2015, or 86.9% of total deposits, compared to $234.8 million at December 31, 2014, or 88.4% of total deposits. Deposits, including core deposits, have been the primary source of funding and have enabled us to successfully meet both our short-term and long-term liquidity needs. At June 30, 2015 and December 31, 2014, our money market deposits included insured brokered deposits of $26.1 million and $21.1 million, respectively. Our loan-to-deposit ratio was 79.4% at June 30, 2015 and 80.2% at December 31, 2014.

The following table sets forth our deposits by category at the dates indicated.

	June 30, 2015		December 31, 2014
(dollars in thousands)	Amount	Percent	Amount	Percent
Non-interest bearing demand accounts	$31,239	12%	$30,709	12%
NOW accounts	12,413	4%	13,239	5%
Savings and money market accounts	88,183	31%	70,100	26%
Times deposits - less than $100,000	46,922	16%	49,557	19%
Times deposits - $100,000 or more	105,878	37%	101,998	38%
Total	$284,635	100%	$265,603	100%

At June 30, 2015, 61.5% of our time deposits over $100,000 had maturities within twelve months. Large certificate of deposit customers tend to be more sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes in comparison to core deposits.

The maturity distribution of our time deposits of $100,000 or more and other time deposits at June 30, 2014, is set forth in the following table:

	June 30, 2015
(dollars in thousands)	Time deposits of less than $100K	Time deposits of $100K and greater	Total
Months to maturity:
Three months or less	$8,962	$19,350	$28,312
Over three months to twelve months	17,006	45,784	62,790
Over twelve months to three years	18,225	34,930	53,155
Over three years	2,729	5,814	8,543
Total	$46,922	$105,878	$152,800

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

BVA’s deposit base was $284.6 million and $265.6 million at June 30, 2015 and December 31, 2014, respectively. Time deposits in excess of $100,000 grew 3.8%, from $102.0 million at December 31, 2014 to $105.9 million at June 30, 2015. Savings and money market accounts grew 25.8% from $70.1 million at December 31, 2014 to $88.2 million at June 30, 2015. NOW accounts and time deposits less than $100,000 declined from December 31, 2014 through June 30, 2015. As BVA looks to implement other loan growth initiatives, it has developed several funding strategies, including judicious use of brokered institutional and direct certificates of deposits, to augment core deposit growth and further reduce the cost of funds. Development of several sources of incremental funding beyond core deposit growth ensures maximum liquidity access without over-dependence on higher cost retail deposit campaigns.

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

Borrowings

As of June 30, 2015, BVA had a total of $22.5 million committed repo lines with correspondent banks through which borrowings could be made against the pledge of marketable securities subject to mark-to-market valuations and standard collateral borrowing ratios. These lines were unused in 2014 and during the six months ended June 30, 2015 and remain fully available. BVA also maintains $4.5 million of unsecured lines of credit with other correspondent banks that were available for direct borrowings or Federal Funds purchased.

BVA is a member of the Federal Home Loan Bank of Atlanta (FHLB), which provides access to additional lines of credit and other products offered by the FHLB. These borrowings are largely secured by BVA’s loan portfolio. The FHLB maintains a blanket security agreement on qualifying collateral. As of June 30, 2015 and December 31, 2014, BVA had $30.0 million and $25.0 million, respectively, in secured borrowings outstanding with the FHLB Atlanta against pledged eligible mortgage loan collateral and investment securities, at average interest rates of 1.23% and 1.25%, respectively. As of June 30, 2015, BVA had a total credit availability of $34.9 million at the FHLB which could be accessed through pledging a combination of eligible mortgage loan collateral and investment securities. The FHLB offers a variety of floating and fixed rate loans at terms ranging from overnight to 20 years; therefore, BVA can match borrowings to loan programs mitigating interest rate risk.

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

Quantitative measures established by regulation to ensure capital adequacy require financial institutions to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). At June 30, 2015 and December 31, 2014, BVA met all capital adequacy requirements to which it was subject. BVA is also required to maintain capital at a minimum level as a proportion of quarterly average assets, which is known as the leverage ratio. The minimum levels to be considered well-capitalized are 5% for tier 1 leverage ratio, 6.5% for common equity tier 1 capital ratio, 8% for tier 1 risk-based capital ratio, and 10% for total risk-based capital ratio.

BVA exceeded all the regulatory capital requirements at the dates indicated and was considered well-capitalized, as set forth in the following table. Cordia completed a capital raise of $15.4 million on April 10, 2014. A substantial portion of the proceeds were invested in BVA, resulting in BVA higher capital ratios.

	Minimum Requirements
(dollars in thousands)	Well Capitalized	Adequately Capitalized	June 30, 2015	December 31, 2014
Tier 1 capital			$26,997	$25,985
Tier 2 capital			990	1,089
Total qualifying capital			$27,987	$27,074
Total risk-adjusted assets			$191,625	$174,476

Tier 1 leverage ratio	5.0%	4.0%	8.24%	8.24%
Common equity tier 1 capital ratio	6.5%	4.5%	14.09%	N/A
Tier 1 risk-based capital ratio	8.0%	6.0%	14.09%	14.89%
Total risk-based capital ratio	10.0%	8.0%	14.61%	15.52%

Cordia is considered a small bank holding company, based on its asset size under $1 billion. Accordingly it is exempt from Federal regulatory guidelines related to leverage ratios and risk-based capital.

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

Application of a 200 basis point rate increase would result in a 7.8% increase in net interest income at June 30, 2015, as compared to a 9.9% increase at December 31, 2014. A 200 basis point rate increase would result in the depreciation of the Bank’s equity value by 9.9% at June 30, 2015, compared to 5.9% depreciation at December 31, 2014.

Off-Balance Sheet Risk/Commitments and Contingencies

Through our operations, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2015, we had issued commitments to extend credit of $16.4 million through various types of commercial lending arrangements. The majority of these commitments to extend credit had variable rates.

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

Management is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15 (f) under the Exchange Act). There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceeding

Periodically, there have been various claims and lawsuits against us incident to our business. We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 25, 2015. As of June 30, 2015, the risk factors of the Company have not materially changed from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 20, 2015, Cordia announced that it had authorized a stock repurchase program to acquire up to $500,000 of the Company’s outstanding common stock. Repurchases will be conducted through open market purchases or through privately negotiated transactions and will be made from time to time depending on market conditions and other factors.

The following table summarizes repurchases of the Company’s common stock by Cordia during the second quarter of 2015.

(Dollars in thousands. except per shre information)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount (or Approximate Dollar Value) That May Yet Be Purchased Under the Plans or Programs
April 1-30, 2015	-	$-	-	$-
May 1-31, 2015	-	-	-	500,000
June 1-30, 2015	1,300	3.92	1,300	494,900
Total	1,300	$3.92	1,300

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Acting Chief Financial Officer and Principal Financial Officer

32	Section 1350 Certification

101.1	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL(Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORDIA BANCORP INC.

August 19, 2015	/s/ Jack Zoeller
Jack Zoeller
President and Chief Executive Officer

August 19, 2015	/s/ Mark Severson
Mark Severson
Chief Financial Officer

