Form 10-Q
period 2015-09-30
Cordia Bancorp Inc
filed 2015-11-09
CIK 1466292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

As of November 4, 2015, there were 6,562,906 shares of common stock outstanding.

 i

Item 1.	Consolidated Financial Statements

Cordia Bancorp

Consolidated Balance Sheets

	(Unaudited)
(dollars in thousands, except per share data)	September 30, 2015	December 31, 2014
Assets
Cash and due from banks	$9,437	$5,484
Federal funds sold and interest-bearing deposits with banks	15,970	16,363
Total cash and cash equivalents	25,407	21,847
Securities available for sale, at fair value	48,721	53,483
Securities held to maturity, at cost (fair value $26,742 and $21,047 at September 30, 2015 and December 31, 2014, respectively)	26,281	20,716
Restricted securities	2,330	2,092
Loans held for sale	109	-
Loans net of allowance for loan losses of $903 and $1,089, at September 30, 2015 and December 31, 2014, respectively	227,862	211,870
Premises and equipment, net	6,034	4,432
Accrued interest receivable	1,924	2,040
Other real estate owned, net of valuation allowance	1,761	1,641
Other assets	7,555	479
Total assets	$347,984	$318,600

Liabilities and stockholders' equity
Deposits
Non-interest bearing	$28,362	$30,709
Savings and interest-bearing demand	104,007	83,339
Time deposits	156,939	151,555
Total deposits	289,308	265,603
Accrued expenses and other liabilities	553	861
FHLB borrowings	30,000	25,000
Total liabilities	319,861	291,464

Stockholders' equity
Common stock:
Common stock - 120,000,000 shares authorized, $0.01 par value, 5,162,469 and 5,103,669 shares outstanding (includes 130,240 and 52,580 of nonvested shares) at September 30, 2015 and December 31, 2014, respectively	50	51
Nonvoting common stock - 5,000,000 shares authorized, $0.01 par value, 1,400,437 shares outstanding at September 30, 2015 and December 31, 2014	14	14
Additional paid-in capital	33,044	32,956
Retained deficit	(4,700)	(5,417)
Accumulated other comprehensive loss	(285)	(468)
Total stockholders' equity	28,123	27,136
Total liabilities and stockholders' equity	$347,984	$318,600

See Notes to the Consolidated Financial Statements

Cordia Bancorp Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September30,
(dollars in thousands, except per share data)	2015	2014	2015	2014
Interest income
Interest and fees on loans	$2,294	$2,275	$6,804	$6,676
Investment securities	446	346	1,192	864
Federal funds sold and deposits with banks	9	4	21	19
Total interest income	2,749	2,625	8,017	7,559
Interest expense
Interest on deposits	506	443	1,430	1,310
Interest on FHLB borrowings	95	57	277	154
Total interest expense	601	500	1,707	1,464
Net interest income	2,148	2,125	6,310	6,095
(Recovery of) provision for loan losses	(53)	(106)	(330)	123
Net interest income after (recovery of) provision for loan losses	2,201	2,231	6,640	5,972
Non-interest income
Service charges on deposit accounts	35	44	95	89
Net gain (loss) on sale of available for sale securities	22	(3)	136	61
Net gain on sale of loans held for sale	6	-	36	-
Other fee income	52	41	158	117
Total non-interest income	115	82	425	267
Non-interest expense
Salaries and employee benefits	1,085	1,244	3,447	3,752
Professional services	108	92	292	323
Occupancy	149	139	461	426
Reversal of occupancy fair value discount	-	-	(225)	-
Data processing and communications	233	206	637	508
FDIC assessment and bank fees	88	99	270	289
Bank franchise taxes	49	23	147	79
Student loan servicing fees and other loan expenses	174	144	528	480
Other real estate expenses	26	6	77	28
Supplies and equipment	71	82	214	240
Insurance	20	40	59	125
Director's fees	28	46	75	137
Marketing and business development	64	15	113	30
Other operating expenses	91	95	253	294
Total non-interest expense	2,186	2,231	6,348	6,711
Net income (loss) before income taxes	130	82	717	(472)
Income taxes	-	-	-	-
Net income (loss)	$130	$82	$717	$(472)

Basic net income (loss) per common share	$0.02	$0.01	$0.11	$(0.11)
Diluted net income (loss) per common share	$0.02	$0.01	$0.11	$(0.11)
Weighted average common shares outstanding, basic	6,572,278	6,504,106	6,571,829	4,122,180
Weighted average common shares outstanding, diluted	6,572,278	6,504,106	6,571,829	4,122,180

See Notes to the Consolidated Financial Statements

Cordia Bancorp

Consolidated Statement of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2015	2014	2015	2014
Net income (loss)	$130	$82	$717	$(472)

Other comprehensive income (loss)
Unrealized securities gains (losses) arising during period	334	(75)	282	(92)
Less: Reclassification adjustment for net securities gains included in net income (loss)	(22)	3	(136)	(61)
Add: Amortization of unrealized losses for securities transferred from available for sale to held to maturity	12	11	37	36
Total other comprehensive income (loss)	324	(61)	183	(117)

Comprehensive income (loss)	$454	$21	$900	$(589)

See Notes to the Consolidated Financial Statements

Cordia Bancorp

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2015	2014
Cash flows from operating activities:
Net income (loss)	$717	$(472)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Net amortization of premium on investment securities	364	249
Purchase accounting accretion, net	(346)	(253)
Depreciation	228	215
Amortization of deferred loan costs and fees	296	119
(Recovery of) provision for loan losses	(330)	123
Gain on sale of available for sale securities	(136)	(61)
Gain on sale of other real estate owned	(13)	-
Other real estate owned valuation adjustment	24	2
Stock based compensation	171	204
Loans held for sale
Originations	(2,264)	-
Proceeds	2,191	-
Gain on sale	(36)	-
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	116	(247)
(Increase) decrease in other assets	(250)	103
Decrease in accrued expenses and other liabilities	(36)	(99)
Net cash provided by (used in) operating activities	696	(117)
Cash flows from investing activities:
Purchase of securities available for sale	(23,429)	(42,039)
Purchase of securities held to maturity	(7,677)	(7,686)
(Purchase) redemptions of restricted securities, net	(238)	(451)
Proceeds from sales, maturities, and paydowns of securities available for sale	21,345	11,733
Proceeds from payments/maturities of securities held to maturity	2,060	1,163
Proceeds from the sale of other real estate owned	117	-
Net increase in commercial and consumer loans	(25,085)	(18,732)
Net decrease (increase) in purchased guaranteed student loans	8,979	(11,881)
Improvements to other real estate owned	(6)	-
Purchase of premises and equipment	(1,823)	(241)
Net cash (used in) investing activities	(25,757)	(68,134)
Cash flows from financing activities:
Proceeds from sale of stock, net of stock issuance costs	-	14,080
Repurchase of common stock	(84)	-
Net (decrease) increase in demand savings, interest-bearing checking and money market deposits	18,317	19,712
Net increase in time deposits	5,388	22,395
Proceeds from FHLB advances	5,000	10,000
Net cash provided by investing activities	28,621	66,187
Net (decrease) increase in cash and cash equivalents	3,560	(2,064)
Cash and cash equivalents, beginning of period	21,847	13,984
Cash and cash equivalents, end of period	$25,407	$11,920
Supplemental disclosure of cash flow information
Cash payments for interest	$1,658	$1,453
Supplemental disclosure of noninvesting activities
Unrealized gains (losses) on securities available for sale	$146	$(153)
Amortization of unrealized losses transferred to held to maturity	$37	$36
Loans transferred to other real estate owned	$242	$-
Proceeds from the sale of available for sale securities in process of collection	$6,853	$-

See Notes to the Consolidated Financial Statements

Cordia Bancorp

Notes to Consolidated Financial Statements

Note 1.	Organization and Summary of Significant Accounting Policies

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

On May 20, 2015, Cordia announced that it had authorized a stock repurchase program to acquire up to $500,000 of the Company’s outstanding common stock. Repurchases will be conducted through open market purchases or through privately negotiated transactions and will be made from time to time depending on market conditions and other factors. As of September 30, 2015, the company had repurchased 21,200 shares.

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

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and prevailing practices within the financial services industry for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements and prevailing practices within the banking industry. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2015. In the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim periods have been included.

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

In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date.” The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in ASU 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU 2014-09. The Company does not expect the adoption of ASU 2015-14 (or ASU 2014-09) to have a material impact on its consolidated financial statements.

In August 2015, the FASB issued ASU 2015-15, “Interest – Imputation of Interest (Subtopic 835-30) – Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting).” On April 7, 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. The guidance in ASU 2015-03 (see paragraph 835-30-45-1A) does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff stated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 adds these SEC comments to the "S" section of the Codification. The Company does not expect the adoption of ASU 2015-15 to have a material impact on its consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” The amendments in ASU 2015-16 require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company does not expect the adoption of ASU 2015-16 to have a material impact on its consolidated financial statements.

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

Note 2.	Business Combination

On December 10, 2010, the Company purchased 1,355,263 newly issued shares of the common stock of BVA, which gave it a 59.8% ownership interest. In accordance with ASC 805-10, this transaction was considered a business combination. Under the acquisition method of accounting, the assets and liabilities of the Bank were marked to fair value and goodwill was recorded for the excess of consideration paid over net fair value received. Based on the consideration paid and the fair value of the assets received and the liabilities assumed, goodwill of $5.9 million was recorded. Goodwill was determined to be impaired in its entirety during the fourth quarter of 2011. In addition to goodwill, other assets and liabilities of the Bank of Virginia were marked to their respective fair value as of December 10, 2010.

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

The accretion (amortization) of the acquisition accounting adjustments had the following impact on the financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2015	2014	2015	2014
Loans	$19	$44	$94	$203
Premises and equipment	3	2	7	6
Core deposit intangible	(9)	(9)	(27)	(27)
Building lease obligations	-	24	272	71
Net impact to net income	$13	$61	$346	$253

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

Note 3.	Earnings Per Share

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

Options to purchase 129 thousand shares of the Company’s common stock (100% of the stock options outstanding) were not included in the computation of earnings per share for the 2015 period because the share award exercise prices exceeded the average market price of the Company’s common stock and, therefore, the effect would have been anti-dilutive. Options to purchase 143 thousand shares of the Company’s common stock (100% of the options outstanding) were not included in the computation of earnings per share for the 2014 period because the share award exercise prices exceeded the average market price of the Company’s common stock during all periods presented and, therefore, the effect would have been anti-dilutive. The nine month loss for 2014 also creates an anti-dilutive effect.

For the periods ended September 30, 2015 and 2014, 578,125 shares of unvested common stock were excluded from the computation of basic and diluted earnings per common share as they are performance based and not deemed “more likely than not” to vest. All other vested and non-vested restricted common shares, which carry all rights and privilege of a stockholder with respect to the stock, including the right to vote, were included in the basic and diluted per common share calculations.

The calculation for basic and diluted earnings per common share for the three months and nine months ended September 30, 2015 and 2014 are as follows:

	Three months ended September 30,		Nine months ended September 30,
(dollars in thousands)	2015	2014	2015	2014

Net income (loss)	$130	$82	$717	$(472)

Weighted average common shares outstanding, basic	6,572,278	6,504,106	6,571,829	4,122,180

Dilutive effect of stock options	-	-	-	-

Weighted average common shares outstanding, diluted	6,572,278	6,504,106	6,571,829	4,122,180

Basic net income (loss) per common share	$0.02	$0.01	$0.11	$(0.11)

Diluted net income (loss) per common share	$0.02	$0.01	$0.11	$(0.11)

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

Note 4.	Securities

Our investment portfolio consists of U.S. agency debt and agency guaranteed mortgage-backed securities. Our investment security portfolio includes securities classified as available for sale as well as securities classified as held to maturity. We classify securities as available for sale or held to maturity based on our investment strategy and management’s assessment of our intent and ability to hold the securities until maturity. The total securities portfolio (excluding restricted securities) was $75.0 million at September 30, 2015 as compared to $74.2 million at December 31, 2014. At September 30, 2015, the securities portfolio consisted of $48.7 million of securities available for sale, at fair value and $26.3 million of securities held to maturity, at amortized cost.

The table below presents the amortized cost, gross unrealized gains and losses, and fair value of securities available for sale at September 30, 2015 and December 31, 2014.

	September 30, 2015

	Amortized	Gross Unrealized
(dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government agencies	$2,196	$7	$(9)	$2,194
Agency guaranteed mortgage-backed securities	46,561	122	(156)	46,527
Total	$48,757	$129	$(165)	$48,721

	December 31, 2014

	Amortized	Gross Unrealized
(dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government agencies	$3,735	$1	$(17)	$3,719
Agency guaranteed mortgage-backed securities	49,930	21	(187)	49,764
Total	$53,665	$22	$(204)	$53,483

The table below presents the carrying value, gross unrealized gains and losses, and fair value of securities held to maturity at September 30, 2015 and December 31, 2014.

	September 30, 2015

	Carry	Gross Unrealized
(dollars in thousands)	Value	Gains	Losses	Fair Value
Agency guaranteed mortgage-backed securities	$26,281	$461	$-	$26,742
Total	$26,281	$461	$-	$26,742

	December 31, 2014

	Carry	Gross Unrealized
(dollars in thousands)	Value	Gains	Losses	Fair Value
Agency guaranteed mortgage-backed securities	$20,716	$333	$(2)	$21,047
Total	$20,716	$333	$(2)	$21,047

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

The amortized cost and fair value of securities available for sale as of September 30, 2015, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties. They are as follows:

(Dollars in thousands)	Amortized Cost	Fair Value
Over five years within ten years	$2,309	$2,308
Over ten years	46,448	46,413
Total	$48,757	$48,721

The carrying value and fair value of securities held to maturity as of September 30, 2015, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties. They are as follows:

(Dollars in thousands)	Carry Value	Fair Value
Over five years within ten years	$3,649	$3,801
Over ten years	22,632	22,941
Total	$26,281	$26,742

As of September 30, 2015, the portfolio is concentrated in average maturities of over ten years, although all recently purchased securities have effective duration much shorter than ten years. The portfolio is available to support liquidity needs of the Company. The Company sold $6.8 million of available for sale securities during the three months ended September 30, 2015 and recognized a gross gain of $22 thousand in noninterest income. During the nine months ended September 30, 2015, the Company sold $19.9 million of available for sale securities, and recognized a gross gain of $136 thousand in noninterest income. The Company did not sell available for sale securities during the three months ended September 30, 2014. During the nine months ended September 30, 2014, the Company sold $8.9 million of available for sale securities, and recognized a gross gain of $61 thousand in noninterest income.

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

Unrealized losses on investments at September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015

	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$1,572	$(9)	$-	$-	$1,572	$(9)
Agency guaranteed mortgage-backed securities	3,471	(38)	14,155	(118)	17,626	(156)
Total	$5,043	$(47)	$14,155	$(118)	$19,198	$(165)

	December 31, 2014
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$-	$-	$2,689	$(17)	$2,689	$(17)
Agency guaranteed mortgage-backed securities	43,406	(161)	1,904	(28)	45,310	(189)
Total	$43,406	$(161)	$4,593	$(45)	$47,999	$(206)

As of September 30, 2015, there was a U.S. Government agency security and agency guaranteed mortgage-backed securities with unrealized losses totaling $165 thousand. As of December 31, 2014, there were U.S. Government agency securities and agency guaranteed mortgage-backed securities with unrealized losses totaling $206 thousand. All of the unrealized losses are attributable to increases in interest rates and not to credit deterioration. Currently, the Company believes that it is probable that it will be able to collect all amounts due according to the contractual terms of the investments. Because the decline in market value is attributable to changes in interest rates and not to credit quality and because it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2015.

Investment securities with combined market values of $14.4 million and $7.8 million were pledged to secure public funds with the State of Virginia at September 30, 2015 and December 31, 2014, respectively. We had $17.6 million and $9.6 million in securities pledged to secure FHLB advances at September 30, 2015 and December 31, 2014, respectively.

Note 5.	Loans, Allowance for Loan Losses and Credit Quality

Loans by Loan Class

The Bank categorizes its loan receivables into four main categories, which are commercial real estate loans, commercial and industrial loans, guaranteed student loans, and consumer loans. Each category of loan has a different level of credit risk. Real estate loans are generally safer than loans secured by other assets because the value of the underlying collateral is generally ascertainable and does not fluctuate as much as other assets. Owner occupied commercial real estate loans are generally the least risky type of commercial real estate loan. Non-owner occupied commercial real estate loans and construction and development loans contain more risk. Commercial loans, which can be secured by real estate or other assets, or which can be unsecured, are generally more risky than commercial real estate loans. Guaranteed student loans are guaranteed by the U.S. Department of Education for approximately 98% of the principal and interest. Consumer loans may be secured by residential real estate, automobiles or other assets or may be unsecured. Those secured by residential real estate are the least risky and those that are unsecured are the most risky type of consumer loans. Any type of loan that is unsecured is generally more risky than a secured loan due to the higher risk of loss in the event of a default. These levels of risk are general in nature, and many factors including the creditworthiness of the borrower or the particular nature of the secured asset may cause any type of loan to be more or less risky than another. In the commercial real estate category of the loan portfolio the segments are acquisition-development-construction, non-owner occupied and owner occupied. In the consumer category of the loan portfolio the segments are residential real estate, home equity lines of credit and other. Management has not further divided its eight segments into classes. This provides management and the Board with sufficient information to evaluate the risks within the Bank’s portfolio.

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

The following table exhibits loans by sub-segment at September 30, 2015 and December 31, 2014.

(dollars in thousands)	September 30, 2015	December 31, 2014
Commercial Real Estate:
Acquisition, development and construction	$1,870	$2,159
Non-owner occupied	57,819	51,512
Owner occupied	46,646	49,582
Commercial and industrial	26,751	24,153
Guaranteed student loans	56,072	64,870
Consumer:
Residential mortgage	15,803	8,377
HELOC	10,935	11,074
Other	12,869	1,232
Total loans	228,765	212,959
Allowance for loan losses	(903)	(1,089)
Total loans, net of allowance for loan losses	$227,862	$211,870

Included in the loan balances above are net deferred loan costs of $1.4 million and $1.2 million at September 30, 2015 and December 31, 2014, respectively. Also included in the loan balances above are premiums related to guaranteed student loans of $853 thousand at September 30, 2015 and $931 thousand at December 31, 2014.

Loans Acquired with Evidence of Deterioration in Credit Quality

Acquired in the acquisition of Bank of Virginia and included in the table above, are purchased performing loans and loans acquired with evidence of deterioration in credit quality. The purchased performing loans are $8.3 million and $9.0 million at September 30, 2015 and December 31, 2014, respectively. As these loans are re-underwritten, they are removed from the “purchase” classification. The loans acquired with evidence of deterioration in credit quality are accounted for under the guidance ASC 310-30 “Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality.” Information related to these loans is as follows:

(dollars in thousands)	September 30, 2015	December 31, 2014
Contract principal balance	$5,113	$7,178
Accretable yield	(3)	(42)
Nonaccretable difference	-	(5)
Carrying value of loans	$5,110	$7,131

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

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

A summary of changes to the accretable yield and nonaccretable discount during the nine months ended September 30, 2015 and 2014 is as follows:

	2015		2014
(dollars in thousands)	Accretable Yield	Nonaccretable Discount	Accretable Yield	Nonaccretable Discount
Beginning balance	$42	$5	$62	$61
Charge-offs related to loans covered by ASC 310-30	-	-	-	(56)
Transfers	5	(5)	-	-
Accretion	(44)		(15)	-
Ending balance	$3	$-	$47	$5

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

Grade 8 – Loss	Borrower is deemed incapable of repayment of the entire principal. A charge-off is required for the portion of principal management has deemed it will not be repaid.

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

The following is the distribution of loans by credit quality and segment as of September 30, 2015 and December 31, 2014:

	September 30, 2015 (dollars in thousands)	Commercial Real Estate					Consumer
	Credit quality class	Acq-Dev Construction	Non- owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
1	Highest quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
2	Above average quality	-	5,814	3,369	2,655	56,072	-	1,132	393	69,435
3	Satisfactory	389	28,973	21,043	17,522		11,080	6,232	12,407	97,646
4	Pass	491	20,122	19,776	5,976		4,472	2,700	66	53,603
5	Special mention	-	1,511	117	560		27	268	3	2,486
6	Substandard	188	-	-	13		42	242	-	485
7	Doubtful	-	-	-	-	-	-	-	-	-
		1,068	56,420	44,305	26,726	56,072	15,621	10,574	12,869	223,655
Loans acquired with deteriorated credit quality		802	1,399	2,341	25	-	182	361	-	5,110
	Total loans	$1,870	$57,819	$46,646	$26,751	$56,072	$15,803	$10,935	$12,869	$228,765

	December 31, 2014 (dollars in thousands)	Commercial Real Estate					Consumer
	Credit quality class	Acq-Dev Construction	Non- owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
1	Highest quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
2	Above average quality	-	2,225	2,788	2,498	64,870	24	1,394	719	74,518
3	Satisfactory	458	30,473	26,608	14,883	-	3,325	6,140	425	82,312
4	Pass	476	17,236	16,986	5,593	-	4,768	2,589	88	47,736
5	Special mention	-	123	-	68	-	75	319	-	585
6	Substandard	267	-	-	142	-	-	268	-	677
7	Doubtful	-	-	-	-	-	-	-	-	-
		1,201	50,057	46,382	23,184	64,870	8,192	10,710	1,232	205,828
Loans acquired with deteriorated credit quality		958	1,455	3,200	969	-	185	364	-	7,131
	Total loans	$2,159	$51,512	$49,582	$24,153	$64,870	$8,377	$11,074	$1,232	$212,959

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

A summary of the balances of loans outstanding by days past due, including accruing and non-accruing loans by portfolio class as of September 30, 2015 and December 31, 2014 is as follows:

	Commercial Real Estate					Consumer
At September 30, 2015 (in thousands)	Acq-Dev Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
30 - 59 days	$-	$-	$-	$-	$4,037	$-	$-	$-	$4,037
60 - 89 days	-	-	-	-	2,475	-	-	-	2,475
> 90 days	420	-	1,206	3	8,888	44	-	-	10,561
Total past due	420	-	1,206	3	15,400	44	-	-	17,073
Current	1,450	57,819	45,440	26,748	40,672	15,759	10,935	12,869	211,692
Total loans	$1,870	$57,819	$46,646	$26,751	$56,072	$15,803	$10,935	$12,869	$228,765
> 90 days still accruing	$-	$-	$-	$-	$8,888	$-	$-	$-	$8,888

	Commercial Real Estate					Consumer
At December 31, 2014 (in thousands)	Acq-Dev Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
30 - 59 days	$-	$-	$-	$-	$4,029	$-	$-	$-	$4,029
60 - 89 days	-	-	885	-	1,989	-	75	-	2,949
> 90 days	548	-	314	121	11,378	44	-	-	12,405
Total past due	548	-	1,199	121	17,396	44	75	-	19,383
Current	1,611	51,512	48,383	24,032	47,474	8,333	10,999	1,232	193,576
Total loans	$2,159	$51,512	$49,582	$24,153	$64,870	$8,377	$11,074	$1,232	$212,959
> 90 days still accruing	$-	$-	$-	$-	$11,378	$-	$-	$-	$11,378

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

A summary of non-accrual loans by portfolio class is as follows:

(dollars in thousands)	September 30, 2015	December 31, 2014
Commercial Real Estate:
Acquisition, development and construction	$420	$548
Owner occupied	1,206	1,198
Commercial and industrial	13	121
Consumer:
Residential mortgage	44	44
HELOC	292	310
Total non-accrual loans	$1,975	$2,221

Non-accrual troubled debt restructurings included above	$-	$-
Non-accrual purchased credit impaired loans included above	$1,618	$1,741

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

Certain loans were identified and individually evaluated for impairment at September 30, 2015 and December 31, 2014. At September 30, 2015, no impaired loans were charged with a valuation allowance due to management’s judgment that the cash flows from the underlying collateral or equity available from guarantors was sufficient to recover the Company’s entire investment. At December 31, 2014, two impaired loans were charged with a valuation allowance. The results of those analyses are presented in the following tables.

The following information is a summary of related impaired loans, excluding loans acquired with deteriorating credit quality, presented by portfolio class as of September 30, 2015:

(dollars in thousands)	Recorded Investment(1)	Unpaid Principal(2)	Related Allowance	Average Recorded Investment	Interest Recorded
With no related allowance recorded:
Commercial Real Estate:
Acquisition, development and construction	$188	$188	$-	$188	$-
Non-owner occupied	-	-	-	-	-
Owner occupied	-	-	-	-	-
Commercial and industrial	13	13	-	23	-
Consumer:				-
Residential mortgage	42	42	-	44	2
HELOC	242	242	-	254	3
Other	-	-	-		-
	$485	$485	$-	$509	$5
With an allowance recorded:
Commercial Real Estate:
Acquisition, development and construction	$-	$-	$-	$-	$-
Non-owner occupied	-	-	-	-	-
Owner occupied	-	-	-	-	-
Commercial and industrial	-	-	-	-	-
Consumer:
Residential mortgage	-	-	-	-	-
HELOC	-	-	-	-	-
Other	-	-	-	-	-
	$-	$-	$-	$-	$-
Total:
Commercial Real Estate:
Acquisition, development and construction	$188	$188	$-	$188	$-
Non-owner occupied	-	-	-	-	-
Owner occupied	-	-	-	-	-
Commercial and industrial	13	13	-	23	-
Consumer:	-	-	-	-	-
Residential mortgage	42	42	-	44	2
HELOC	242	242	-	254	3
Other	-	-	-	-	-
Total	$485	$485	$-	$509	$5

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

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

Activity in the ALLL for the nine months ended September 30, 2015 and 2014 is summarized below:

	Commercial Real Estate					Consumer
(dollars in thousands)	Acquisition, Development, Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
Allowance for loan losses
Beginning balance, December 31, 2014	$146	$97	$149	$357	$144	$98	$76	$22	$1,089

Charge-offs	(127)	-	-	(109)	(163)	-	(20)	(2)	(421)
Recoveries	-		234	321	-	4	6	-	565
Net (charge-offs) recoveries	(127)	-	234	212	(163)	4	(14)	(2)	144

Provision (recovery)	40	185	(298)	(443)	102	(39)	(10)	133	(330)
Ending balance, Septembere 30, 2015	$59	$282	$85	$126	$83	$63	$52	$153	$903

	Commercial Real Estate					Consumer
(dollars in thousands)	Acquisition, Development, Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
Allowance for loan losses
Beginning balance, December 31, 2013	$300	$39	$322	$377	$268	$120	$20	$43	$1,489

Charge-offs	(6)	(114)	-	(55)	(316)	-	-	-	(491)
Recoveries	3	49	-	27	-	4	2	20	105
Net (charge-offs) recoveries	(3)	(65)	-	(28)	(316)	4	2	20	(386)

Provision (recovery)	(89)	186	(151)	(38)	224	6	30	(45)	123
Ending balance, Septembere 30, 2014	$208	$160	$171	$311	$176	$130	$52	$18	$1,226

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

A summary of the ALLL by portfolio segment and impairment evaluation methodology as of September 30, 2015 and December 31, 2014 is as follows:

	Commercial Real Estate					Consumer
(dollars in thousands)	Acquisition, Development, Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
Allowance for loan losses for loans
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$-	$-	$-
Collectively evaluated for impairment	59	282	85	126	83	63	52	153	903
Loans acquired with deteriorated credit quality	-	-	-	-	-	-	-	-	-
Ending balance, September 30, 2015	$59	$282	$85	$126	$83	$63	$52	$153	$903

Gross loan balances
Individually evaluated for impairment	$188	$-	$-	$13	$-	$42	$242	$-	$485
Collectively evaluated for impairment	880	56,420	44,305	26,713	56,072	15,579	10,332	12,869	223,170
Loans acquired with deteriorated credit quality	802	1,399	2,341	25	-	182	361	-	5,110
Ending balance, September 30, 2015	$1,870	$57,819	$46,646	$26,751	$56,072	$15,803	$10,935	$12,869	$228,765

	Commercial Real Estate					Consumer
(dollars in thousands)	Acquisition, Development, Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
Allowance for loan losses for loans
Individually evaluated for impairment	$-	$-	$-	$110	$-	$-	$33	$-	$143
Collectively evaluated for impairment	56	97	149	247	144	98	43	22	856
Loans acquired with deteriorated credit quality	90	-	-	-	-	-	-	-	90
Ending balance, December 31, 2014	$146	$97	$149	$357	$144	$98	$76	$22	$1,089

Gross loan balances
Individually evaluated for impairment	$267	$-	$-	$142	$-	$-	$268	$-	$677
Collectively evaluated for impairment	934	50,057	46,382	23,042	64,870	8,192	10,442	1,232	205,151
Loans acquired with deteriorated credit quality	958	1,455	3,200	969	-	185	364	-	7,131
Ending balance, December 31, 2014	$2,159	$51,512	$49,582	$24,153	$64,870	$8,377	$11,074	$1,232	$212,959

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

During the three and nine months ended September 30, 2015 and 2014, no loans and one loan, respectively, were modified in troubled debt restructurings. At September 30, 2015 and December 31, 2014, no loans and four loans, respectively, were classified as trouble debt restructurings. The principal balance outstanding relating to these loans was zero at September 30, 2015 and $1.3 million at December 31, 2014, all of which were accruing. During the three and nine months ended September 30, 2015 and 2014, no defaults occurred on loans modified as TDR’s in the preceding twelve months.

Note 6. Intangible Assets

In 2010, the Company acquired a majority interest in the Bank of Virginia. The Company recorded a core deposit intangible related to this acquisition of $249 thousand. This asset represents the estimated fair value of the core deposits and was determined based on the present value of future cash flows related to those deposits considering the industry standard “financial instrument” type present value methodology. The core deposit intangible is amortized over the estimated life of the deposits using the straight-line method. A summary of the three and nine months ending September 30, 2015 activity in this account is as follows:

(dollars in thousands)
Balance at June 30, 2015	$86
Amortization	(9)
Balance at September 30, 2015	$77

(dollars in thousands)
Balance at December 31, 2014	$104
Amortization	(27)
Balance at September 30, 2015	$77

Amortization expense is expected to be approximately $35 thousand per year through 2016 and $34 thousand in 2017.

Note 7.	Fair Value Measurements

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

Commitments to Extend Credit, Standby Letters of Credit, and Financial Guarantees

Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. At September 30, 2015 and December 31, 2014, the fair value of loan commitments and standby letters of credit was deemed to be immaterial and therefore is not included.

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

Level 1	Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2	Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3	Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

The carrying value and fair values of financial assets and liabilities are as follows:

	Carrying	Fair Value Measurements at September 30, 2015
(dollars in thousands)	amount	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash and cash equivalents	$25,407	$25,407	$-	$-	$25,407
Securities available for sale	48,721	-	48,721	-	48,721
Securities held to maturity	26,281	-	26,742	-	26,742
Restricted securities	2,330	-	2,330	-	2,330
Loans held for sale	109	-	109	-	109
Net loans held for investment	227,862	-	-	227,657	227,657
Interest receivable	1,924		1,924		1,924
Liabilities:
Demand deposits	28,359	-	28,359	-	28,359
Savings and interest-bearing demand deposits	104,006	-	104,006	-	104,006
Time deposits	156,943	-	157,728	-	157,728
FHLB Borrowings	30,000	-	29,894	-	29,894
Interest payable	210	-	210	-	210

	Carrying	Fair Value Measurements at December 31, 2014
(dollars in thousands)	amount	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash and cash equivalents	$21,847	$21,847	$-	$-	$21,847
Securities available for sale	53,483	-	53,483	-	53,483
Securities held to maturity	20,716	-	21,047	-	21,047
Restricted securities	2,092	-	2,092	-	2,092
Net loans held for investment	211,870	-	-	213,861	213,861
Interest receivable	2,040	-	2,040	-	2,040
Liabilities:
Demand deposits	30,709	-	30,709	-	30,709
Savings and interest-bearing demand deposits	83,339	-	83,339	-	83,339
Time deposits	151,555	-	152,179	-	152,179
FHLB Borrowings	25,000	-	24,753	-	24,753
Interest payable	161	-	161	-	161

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

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

The following table presents the balances of financial assets measured at fair value on a recurring basis:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Balance	(Level 1)	(Level 2)	(Level 3)
September 30, 2015

U. S. Government Agencies	$2,194	$-	$2,194	$-
Agency Guaranteed Mortgage-backed securities	46,527	-	46,527	-

December 31, 2014

U. S. Government Agencies	$3,719	$-	$3,719	$-
Agency Guaranteed Mortgage-backed securities	49,764	-	49,764	-

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

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Balance	(Level 1)	(Level 2)	(Level 3)
September 30, 2015
OREO	$1,761	$-	$-	$1,761

December 31, 2014
Impaired loans	$42	$-	$-	$42
OREO	1,641	-	-	1,641

There were no outstanding or in-process residential mortgage OREO properties as of September 30, 2015 or December 31, 2014.

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2015 and December 31, 2014:

	September 30, 2015
(dollars in thousands)	Quantitative Information About Level 3 Fair Value Measurements
Description	Fair Value	Valuation Technique	Unobservable input	Range (Weighted Average)

Other real estate owned	$1,761	Appraisals	Discount to reflect current market condition and estimated selling costs	6-29%

	December 31, 2014
(dollars in thousands)	Quantitative Information About Level 3 Fair Value Measurements
Description	Fair Value	Valuation Technique	Unobservable input	Range (Weighted Average)

Impaired loans	$42	Appraisals	Discount to reflect current market condition and estimated selling costs	0-10%
Other real estate owned	$1,641	Appraisals	Discount to reflect current market condition and estimated selling costs	6-29%

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

At the 2011 Annual Meeting, the Bank’s shareholders approved a share-based compensation plan (Bank of Virginia 2011 Stock Incentive Plan or the “2011 Plan”). Under this plan, employees, officers and directors of the Bank or its affiliates are eligible to receive grants, subject to approval by the board of directors. The plan’s intent was to reward employees, officers and directors of the Bank or its affiliates for their efforts, to assist in the long-term retention of service for those who were awarded, as well as align their interests with the Bank’s shareholders. At the 2014 Annual Meeting, Cordia shareholders approved an amendment to the 2011 Plan to increase the number of shares authorized for issuance by an additional 800,000 shares. As of September 30, 2015, there were 612,251 shares reserved under the 2011 Plan.

There were 10,000 stock options and 12,500 restricted stock issued in September 2013 outside the plan as an inducement grant to a newly hired officer.

A summary of the Company’s option activity as of September 30, 2015 and changes during the period then ended are presented in the following table:

			Wgt. Avg.
		Wgt. Avg.	Remaining	Wgt. Avg.	Aggregate
		Exercise	Contractual	Grant Date	Intrinsic
As of 12/31/2014	Stock Options	Price	Life	Fair Value	Value
Outstanding	145,478	$6.94	7.88	$2.29	$-
Vested	60,692	$9.24	7.18	$3.03	$-
Nonvested	84,786	$5.29	8.39	$1.76	$-

Period Activity
Issued	20,600	$3.79	-	$1.36	-
Exercised	-	-	-	-	-
Forfeited	36,998	$6.40	-	1.92	-
Expired	-	-	-	-	-

As of 9/30/2015
Outstanding	129,080	$6.59	7.70	$2.25	$-
Vested	59,552	$9.00	6.73	$3.02	$-
Nonvested	69,528	$4.53	8.54	$1.58	$-

Aggregate intrinsic value is calculated as the difference between the quoted price and the award exercise price of the stock. To the extent that the quoted price is less than the exercise price, there is no value to the underlying option awards.

The remaining unrecognized compensation expense for the options granted totaled $70 thousand and $123 thousand at September 30, 2015 and 2014, respectively.

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

				Wgt. Avg.
Outstanding as of September 30, 2015			Wgt. Avg.	Remaining
		Stock Options	Exercise	Contractual
Range of Exercise Prices		Outstanding	Price	Life
$3.79	$60.24	129,080	$6.59	7.70
Total		129,080	$6.59	7.70

Exercisable:			Wgt. Avg.
		Stock Options	Exercise
Range of Exercise Prices		Exercisable	Price
$3.79	$60.24	59,552	$9.00
Total		59,552	$9.00

Assumptions:

The fair value of each option granted is estimated on the date of grant using the "Black-Scholes Option Pricing" method with the follwing assumptions.

	Nine Months Ended	Year Ended
	September 30, 2015	December 31, 2014
Expected dividend rate	0.00%	0.00%
Expected volatility	30.00%	30.00%
Expected term in years	7	7
Risk free rate	2.01%	2.15%

Total intrinsic value of options exercised:			$-
Total fair value of shares vested:			$34,937
Weighted-average period over which nonvested awards are expected to be recognized:			0.97	years

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

A summary of the Company’s restricted stock activity as of September 30, 2015 and changes during the period then ended are presented in the following table:

		Wgt. Avg.
		Grant Date
As of 12/31/2014	Restricted Stock	Fair Value
Nonvested	52,580	$4.23

Period Activity
Issued	80,000	$3.99
Vested	2,340	$4.41
Forfeited	-	-

As of 9/30/2015
Nonvested	130,240	$4.08

Total fair value of shares vested:		$10,319
Weighted-average period over which nonvested awards are expected to be recognized:		1.43	years

The fair value of restricted stock granted during the nine months ended September 30, 2015 was $319 thousand.

The remaining unrecognized compensation expense for the shares granted totaled $414 thousand and $271 thousand as of September 30, 2015 and 2014, respectively.

578,125 of restricted shares of common stock were granted to founding investors of Cordia predominantly during 2009 and 2010 and are considered at September 30, 2015 more-likely-than-not to not vest due to significant performance based thresholds, which must be achieved by October 2016 for the restricted shares to vest.

Stock-based compensation expense was $62 thousand and $171 thousand for the three and nine months ended September 30, 2015, respectively, and $92 and $204 thousand for the three and nine months ended September 30, 2014, respectively.

Cordia does not have any benefit plans or incentive compensation plans beyond those maintained by the Bank. Cordia provides a life insurance benefit to the President and Chief Executive Officer under the terms of his employment agreement.

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

Note 9. Accumulated other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014 are summarized as follows:

(dollars in thousands)	Three Months Ended Sepember 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Beginning balance	$(609)	$(440)	$(468)	$(384)

Unrealized holding gains (losses) on available for sale securities	312	(72)	146	(153)
Amortization of available for sale to held to maturity reclassification adjustment	12	11	37	36
Net current period other comprehensive income (loss)	324	(61)	183	(117)
Ending balance	$(285)	$(501)	$(285)	$(501)

The following table presents information on amounts reclassified out of accumulated other comprehensive income (loss), by category, during the periods indicated:

(in thousands)	Three Months Ended September 30,		Affected Line Item on
	2015	2014	Consolidated Statement of Operations

Realized gains (losses) on sales of available for sale securities	$22	$(3)	Net gain (loss) on sale of available-for-sale securities
Total reclassifications	$22	$(3)

	Nine Months Ended September 30,		Affected Line Item on
	2015	2014	Consolidated Statement of Operations

Realized gains on sales of available for sale securities	$136	$61	Net gain on sale of available-for-sale securities
Total reclassifications	$136	$61

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

General

Cordia Bancorp Inc. (“Cordia” or the “Company”) was incorporated in Virginia in 2009 by a team of former bank CEOs, directors and advisors seeking to invest in undervalued or troubled community banks in the Mid-Atlantic and Southeast. On December 10, 2010, Cordia purchased $10,300,000 of the common stock of the Bank at a price of $7.60 per share, resulting in the ownership of 59.8% of the outstanding shares. On August 28, 2012, Cordia purchased an additional $3,000,000 of BVA common stock at a price of $3.60 per share. Cordia’s principal business activity is the ownership of the outstanding shares of common stock of BVA. On March 29, 2013, Cordia and BVA completed a share exchange pursuant to which each outstanding share of BVA common stock held by persons other than Cordia was exchanged for 0.664 of a share of Cordia common stock. As a result of the share exchange, BVA became a wholly-owned subsidiary of Cordia. In April 2014, Cordia completed a private placement offering totaling $15.4 million, the proceeds of which have been used primarily to support organic growth in BVA. Aside from the shares of BVA common stock, Cordia’s other assets totaled $1.4 million at September 30, 2015, consisting primarily of $1.3 million of cash and $21 thousand of prepaid expenses.

BVA is a state chartered bank headquartered in Midlothian, Virginia with total assets of approximately $348.0 million at September 30, 2015. BVA provides retail banking services to individuals and commercial customers through five banking locations serving Chesterfield County and the City of Colonial Heights, Virginia and one in Henrico County, Virginia.

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

On May 20, 2015, Cordia announced that it had authorized a stock repurchase program to acquire up to $500,000 of the Company’s outstanding common stock. Repurchases will be conducted through open market purchases or through privately negotiated transactions and will be made from time to time depending on market conditions and other factors. As of September 30, 2015, the company had repurchased 21,200 shares.

On August 5, 2015, Cordia announced the hiring of O.R. (Ed) Barham, Jr. as President and Chief Executive Officer of the Bank of Virginia. Mr. Barham manages the Bank’s operations and is based in Richmond, Virginia. He reports to Jack Zoeller, President and CEO of Cordia Bancorp Inc. Mr. Barham was also appointed to the Bank’s board of directors.

Results of Operations – Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Net Income

Consolidated net income was $130 thousand for the quarter ended September 30, 2015 (the “2015 quarter”) compared to consolidated net income of $82 thousand for the quarter ended September 30, 2014 (the “2014 quarter”). Net interest income before provision increased in the 2015 quarter by $23 thousand from the 2014 quarter. The recovery for loan losses was $53 thousand lower in the 2015 quarter compared to $106 thousand in the 2014 quarter. Noninterest income increased in the 2015 quarter by $33 thousand, while noninterest expense decreased $45 thousand compared to the 2014 quarter.

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

Net interest income before the recovery of (or provision for) loan losses increased 1.1% or $23 thousand to $2.1 million for the 2015 quarter compared to the 2014 quarter.

Interest income increased $124 thousand to $2.7 million during the 2015 quarter from $2.6 million for the 2014 quarter, due primarily to a 16.8% increase in total average earning assets, offset in part by a 38 basis point decline in average yield on these assets. The increase in average earnings assets was due to a 10.1% increase in loans held for investment and a 21.5% increase in securities. Excluding the accretion of acquisition accounting adjustments, interest income on loans was $2.3 million for the 2015 quarter compared to $2.2 million for the 2014 quarter.

Interest expense for the 2015 quarter was $601 thousand, compared to $500 thousand for the 2014 quarter. This increase of $101 thousand was due to increases in savings and money market accounts, time deposits and FHLB borrowings. The average balance of interest-bearing transaction and savings accounts increased 30.1%, while the average balance of non-interest-bearing accounts increased 16.6%.

Net interest margin was 2.61% for the 2015 quarter and 3.01% for the 2014 quarter. Excluding the accretion of acquisition accounting adjustments, net interest margin was 2.58% for the 2015 quarter and 2.95% for the 2014 quarter. Excluding the accretion of acquisition accounting adjustments, the decline of 37 basis points in net interest margin from the prior year was primarily the result of a 35 basis point decline in the yield on interest earning assets.

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

	For the three months ended September 30,
(dollars in thousands)	2015			2014
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Earning Assets:
Loans held for investment (1)	$222,371	$2,293	4.09%	$201,953	$2,275	4.47%
Loans held for sale	72	1		-	-	-
Securities	86,089	446	2.06%	70,848	346	1.94%
Federal Funds and deposits with Banks	18,372	9	0.19%	7,075	4	0.22%
Total earning assets	326,904	2,749	3.34%	279,876	2,625	3.72%
Allowance for loan losses	(982)			(1,392)
Other assets	20,995			17,350
Total	$346,917			$295,834
Interest-bearing liabilities:
Demand deposits	$13,230	$9	0.27%	$13,558	$11	0.32%
Savings and money market deposits	88,233	72	0.32%	64,443	42	0.26%
Time deposits	158,813	425	1.06%	145,946	390	1.06%
FHLB borrowings	30,000	95	1.26%	20,000	57	1.13%
Total interest-bearing liabilities	290,276	601	0.82%	243,927	500	0.81%
Non-interest-bearing demand deposits	28,179			24,160
Other liabilities	524			829
Stockholders' equity	27,938			26,918
Total	$346,917			$295,834

Net interest income		$2,148			$2,125
Net interest rate spread (2)			2.52%			2.91%
Net interest margin (3)			2.61%			3.01%

(1) Non-accrual loans are included in average balances outstanding, with no related interest income during non-accrual period.

(2) Represents the difference between the yield on earnings assets and cost of funds.

(3) Represents net interest income divided by average interest-earning assets.

Provision for Loan Losses

A recovery of $53 thousand was recorded for the 2015 quarter compared to a recovery of $106 thousand for the 2014 quarter. A decline in our historical loss percentage offset by loan growth was the cause for the reduction of the allowance for loan losses from $990 thousand at June 30, 2015 to $903 thousand at September 30, 2015.

Non-interest Income

Noninterest income for the 2015 quarter was $115 thousand, compared to $82 thousand for the 2014 quarter.

The following table sets forth the principal components of non-interest income for the three months ended September 30, 2015 and 2014

For the three months ended September 30, (dollars in thousands)	2015	2014
Service charges on deposit accounts	$35	$44
Net gain on sale of available for sale securities	22	(3)
Net gain (loss) on sale of loans held for sale	6	-
Other income	52	41
Total non-interest income	$115	$82

Non-interest Expense

Noninterest expense decreased $45 thousand, or 2.0%, to $2.2 million for the 2015 quarter from $2.2 million for the 2014 quarter.

The following table sets forth the primary components of non-interest expense for the three quarters ended September 30, 2015 and 2014:

For the three months ended September 30, (dollars in thousands)	2015	2014
Salaries and employee benefits	$1,085	$1,244
Professional services	108	92
Occupancy	149	139
Data processing and communications	233	206
FDIC assessment and bank fees	88	99
Bank franchise raxes	49	23
Student loan servicing fees and other loan expenses	174	144
Other real estate expenses	26	6
Supplies and equipment	71	82
Insurance	20	40
Director's fees	28	46
Marketing and business development	64	15
Other operating expenses	91	95
Total non-interest expense	$2,186	$2,231

Income Tax Expense

Under the provisions of the Internal Revenue Code, the Company has approximately $18.4 million of net operating loss carryforwards, which will expire if unused beginning in 2024 through 2034. As of September 30, 2015, deferred tax assets of $5.9 million have been fully reserved with a valuation allowance. It is estimated that all of the valuation allowance is available to be reversed if it is deemed more-likely-than-not that all of the deferred tax asset will be realized. Of the net operating losses that occurred prior to the change in control of BVA in December 2010 and of Cordia in April 2014, the amount of the loss carryforward available to offset taxable income is limited to approximately $254,000 per year for twenty years for BVA and zero for Cordia. Deferred tax assets related to net operating losses in excess of the amount realizable during the 20 year carryforward period have been written off.

Results of Operations – Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Net Income (Loss)

Consolidated net income was $717 thousand for the nine months ended September 30, 2015 (the “2015 period”) compared to consolidated net loss of $472 thousand for the nine months ended September 30, 2014 (the “2014 period”). Net interest income before provision increased in the 2015 period by $215 thousand from the 2014 period. The 2015 period included a recovery of the allowance for loan losses of $330 thousand compared to a provision of $123 thousand in the 2014 period. Noninterest income increased in the 2015 period by $158 thousand, while noninterest expense decreased $363 thousand compared to the 2014 period. Noninterest expense in the 2015 period included the favorable reversal of the fair value discount related to the purchase of a bank property and the termination of the related lease. This fair value discount was established when Cordia purchased BVA as a result of an existing lease being deemed unfavorable when compared to market rates for commercial real estate at that time. This $400 thousand fair value discount was allocated based on relative fair values of the purchased property and the remaining portion of the unfavorable portion of the lease, with $225 thousand recorded as a reduction to noninterest expense and $175 thousand recorded as a reduction to the basis of the bank property purchased.

Net Interest Income

Net interest income before the recovery of/provision for loan losses increased 3.5% or $215 thousand to $6.3 million for the 2015 period from $6.1 million for the 2014 period.

Interest income increased $458 thousand to $8.0 million during the 2015 period from $7.6 million for the 2014 period, due primarily to a 20.3% increase in total average earning assets, offset in part by a 46 basis point decline in average yield on these assets. Excluding the accretion of acquisition accounting adjustments, interest income on loans was $6.7 million for the 2015 quarter vs. $6.5 million for the 2014 period.

Interest expense for the 2015 period was $1.7 million, compared to $1.5 million for the 2014 period. This increase of $243 thousand was due primarily to an increase in time deposits and FHLB borrowings offset by a 3 basis point reduction in the average cost of interest bearing liabilities. The average balance of interest-bearing transaction and savings accounts increased 26.0%, while the average balance of non-interest-bearing accounts increased 25.3%.

Net interest margin was 2.69% for the 2015 period and 3.13% for the 2014 period. Excluding the accretion of acquisition accounting adjustments, net interest margin was 2.65% for the 2015 period and 3.02% for the 2014 period. Excluding the accretion of acquisition accounting adjustments, the decline of 37 basis points in net interest margin from the prior year was primarily the result of a 39 basis point decline in the yield on interest earning assets and a decline of 39 basis points in the yield on securities and by a 3 basis point increase in the cost of deposits.

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

	For the nine months ended September 30,
(dollars in thousands)	2015			2014
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Earning Assets:
Loans held for investment (1)	$219,443	$6,800	4.14%	$194,990	$6,676	4.58%
Loans held for sale	129	4		-		-
Securities	76,614	1,192	9.23%	55,280	864	2.09%
Federal Funds and deposits with Banks	17,258	21	0.04%	10,272	19	0.25%
Total earning assets	313,444	8,017	3.42%	260,542	7,559	3.88%
Allowance for loan losses	(1,050)			(1,406)
Other assets	19,636			15,735
Total	$332,030			$274,871
Interest-bearing liabilities:
Demand deposits	$13,356	$28	0.28%	$13,056	$32	0.33%
Savings and money market deposits	76,876	182	0.32%	58,530	128	0.29%
Time deposits	154,649	1,220	1.05%	139,766	1,150	1.10%
FHLB borrowings	30,046	277	1.23%	16,740	154	1.23%
Total interest-bearing liabilities	274,927	1,707	0.83%	228,092	1,464	0.86%
Non-interest-bearing demand deposits	28,619			22,841
Other liabilities	774			1,846
Stockholders' equity	27,710			22,042
Total	$332,030			$274,871

Net interest income		$6,310			$6,095
Net interest rate spread (2)			2.59%			3.02%
Net interest margin (3)			2.69%			3.13%

(1) Non-accrual loans are included in average balances outstanding, with no related interest income during non-accrual period.

(2) Represents the difference between the yield on earnings assets and cost of funds.

(3) Represents net interest income divided by average interest-earning assets.

Recovery of/Provision for Loan Losses

A $330 thousand recovery of loan losses for the 2015 period was recorded compared to a provision of $123 thousand for the 2014 period. The significant change in the recovery/provision for loan losses was primarily driven by $144 thousand of net recoveries and a decline in our historical loss percentage offset by loan growth.

Non-interest Income

Non-interest income for the 2015 period was $425 thousand, compared to $267 thousand for the 2014 period. The increase was primarily the result of an increase in the net gain on the sale of available for sale securities of $75 thousand and a $36 thousand gain on the sale of loans held for sale included in other income in 2015.

The following table sets forth the principal components of non-interest income for the nine months ended September 30, 2015 and 2014

For the nine months ended September 30, (dollars in thousands)	2015	2014
Service charges on deposit accounts	$95	$89
Net gain on sale of available for sale securities	136	61
Net gain on sale of loans held for sale	36	-
Other income	158	117
Total non-interest income	$425	$267

Non-interest Expense

Noninterest expense decreased $363 thousand, or 5.4%, to $6.3 million for the 2015 period from $6.7 million for the 2014 period. The decrease was due primarily to a favorable reversal in the 2015 period of the fair value discount related to the purchase of a bank property and the termination of the related lease. This fair value discount was established when Cordia purchased BVA as a result of an existing lease being deemed unfavorable when compared to market rates for commercial real estate at that time. This $400 thousand fair value discount was allocated based on relative fair values of the purchased property and the remaining portion of the unfavorable portion of the lease, with $225 thousand recorded as a reduction to noninterest expense and $175 thousand recorded as a reduction to the basis of the bank property purchased. In addition, salaries and benefits decreased $305 thousand, offset in part by an increase of $129 thousand in data processing and communications. The decrease in salaries and benefits was primarily due to a one-time accrual of incentive compensation in the 2014 period, offset by an increase in staff to support two new retail branches, the hiring of a senior officer to manage mortgage lending and the new CordiaGrad student loan refinancing program.

The following table sets forth the primary components of non-interest expense for the nine months ended September 30, 2015 and 2014:

For the nine months ended September 30, (dollars in thousands)	2015	2014
Salaries and employee benefits	$3,447	$3,752
Professional services	292	323
Occupancy	461	426
Reversal of occupancy fair value discount	(225)	-
Data processing and communications	637	508
FDIC assessment and bank fees	270	289
Bank franchise raxes	147	79
Student loan servicing fees and other loan expenses	528	480
Other real estate expenses	77	28
Supplies and equipment	214	240
Insurance	59	125
Director's fees	75	137
Marketing and business development	113	30
Other operating expenses	253	294
Total non-interest expense	$6,348	$6,711

Financial Condition

Loans

Loans represent the largest category of earning assets and typically provide higher yields than the other types of earning assets. Loans carry inherent credit and liquidity risks associated with the creditworthiness of our borrowers and general economic conditions. At September 30, 2015, total loans held for investment (net of reserves) were $227.9 million versus $211.9 million at December 31, 2014.

.

The following table sets forth the composition of the loan portfolio by category at the dates indicated.

	At September 30,		At December 31,
	2015		2014
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial Real Estate:
Acquisition, development and construction	$1,870	0.8%	$2,159	1.0%
Non-owner occupied	57,819	25.3%	51,512	24.2%
Owner occupied	46,646	20.4%	49,582	23.3%
Commercial and industrial	26,751	11.7%	24,153	11.3%
Guaranteed Student Loans	56,072	24.5%	64,870	30.5%
Consumer:
Residential mortgage	15,803	6.9%	8,377	3.9%
HELOC	10,935	4.8%	11,074	5.2%
Other	12,869	5.6%	1,232	0.6%
Total loans	228,765	100.0%	212,959	100.0%
Allowance for loan losses	(903)		(1,089)
Total loans, net of allowance for loan losses	$227,862		$211,870

The largest component of the loan portfolio is comprised of various types of commercial real estate loans. At September 30, 2015, commercial real estate loans totaled $106.3 million or 46.5% of the total portfolio. Guaranteed student loans totaled $56.1 million, commercial and industrial loans totaled $26.8 million and consumer loans, which were comprised principally of residential mortgage, home equity loans and the CordiaGrad program loans totaled $39.6 million. Residential mortgage loans consisted of first and second mortgages on single family residential dwellings.

Allowance for Loan Losses

At September 30, 2015, our ALLL was $903 thousand, or 0.39% of total loans and 45.7% of non-performing loans. During the nine months ended September 30, 2015, we recorded $144 thousand of net charge-offs and a recovery of $330 thousand of provision for loan losses. Excluding the guaranteed portion of student loan portfolio, ALLL was 0.52% of total loans outstanding less guaranteed student loans. At December 31, 2014, our allowance for loan losses (“ALLL”) was $1.1 million, or 0.51% of total loans outstanding and 49.0% of non-performing loans.  Excluding the guaranteed portion of student loan portfolio, ALLL was 0.73% of total loans outstanding less guaranteed student loans.

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

Changes affecting the ALLL for the nine months ended September 30, 2015 and the year ended December 31, 2014, are summarized in the following table.

(dollars in thousands)	Nine Months Ended September 30, 2015	Year Ended December 31, 2014
Allowance for loan losses at beginning of period	$1,089	$1,489

Provision for (recovery of) loan losses	(330)	305

Charge-offs:
Commercial real estate	(127)	(120)
Commercial and industrial	(109)	(485)
Guaranteed Student Loans	(163)	(359)
Consumer	(22)	-
Total charge-offs	(421)	(964)

Recoveries:
Commercial real estate	234	139
Commercial and industrial	321	91
Guaranteed Student Loans	-	-
Consumer	10	29
Total recoveries	565	259
Net recoveries/(charge-offs)	144	(705)
Allowance for loan losses at end of period	$903	$1,089

Allowance for loan losses to non-performing loans	45.72%	49.03%
Allowance for loan losses to total loans outstanding at end of period	0.39%	0.51%
Net recoveries/(charge-offs) to average loans during the period	-0.07%	-0.36%
Allowance for loan losses to total loans less guaranteed student loans, purchased credit impaired loans and purchased portfolio.	0.55%	0.81%

The decrease in the ALLL to non-performing loan ratio at September 30, 2015 from December 31, 2014 is due to the net recovery in the 2015 period offset in part by the reduction of non-accrual loans from $2.2 million at December 31, 2014 to $2.0 million at September 30, 2015.

Included in the table below is the activity related to the portion of the ALLL for loans acquired with deteriorated credit quality. Because of the nature and limited number of these loans, they are individually evaluated for additional impairment on a quarterly basis. Activity related only to that portion of the ALLL is as follows:

(dollars in thousands)	Nine Months Ended September 30, 2015	Year Ended December 31, 2014
Allowance for loan losses at beginning of period	$90	$234
Provision for loan losses	37	(7)

Charge-offs:
Commercial real estate	(127)	(120)
Commercial and industrial	-	(17)
Consumer	-	-
Total charge-offs	-	(137)

Recoveries:	-	-

Net charge-offs	-	(137)
Allowance for loan losses at end of period	$-	$90

The following table represents the allocation of the ALLL at the dates indicated. Notwithstanding these allocations, the entire allowance is available to absorb loan losses in any loan category.

	At September 30, 2015			At December 31, 2014
(dollars in thousands)	Amount	% of Allowance to total allowance	% of Loans in category to total loans	Amount	% of Allowance to total allowance	% of Loans in category to total loans
Commercial real estate	$426	47%	46%	$392	36%	49%
Commercial and industrial	126	14%	12%	357	33%	11%
Guaranteed Student Loans	83	9%	25%	144	13%	30%
Consumer	268	30%	17%	196	18%	10%
Total allowance for loan losses	$903	100%	100%	$1,089	100%	100%

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

The following is the distribution of loans by credit quality and class as of September 30, 2015 and December 31, 2014:

September 30, 2015 (dollars in thousands)	Commercial Real Estate					Consumer
Credit quality class	Acq-Dev Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
1 Highest quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
2 Above average quality	-	5,814	3,369	2,655	56,072	-	1,132	393	69,435
3 Satisfactory	389	28,973	21,043	17,522		11,080	6,232	12,407	97,646
4 Pass	491	20,122	19,776	5,976		4,472	2,700	66	53,603
5 Special mention	-	1,511	117	560		27	268	3	2,486
6 Substandard	188	-	-	13		42	242	-	485
7 Doubtful	-	-	-	-	-	-	-	-	-
	1,068	56,420	44,305	26,726	56,072	15,621	10,574	12,869	223,655
Loans acquired with deteriorating credit quality	802	1,399	2,341	25	-	182	361	-	5,110
Total loans	$1,870	$57,819	$46,646	$26,751	$56,072	$15,803	$10,935	$12,869	$228,765

December 31, 2014 (dollars in thousands)	Commercial Real Estate					Consumer
Credit quality class	Acq-Dev Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
1 Highest quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
2 Above average quality	-	2,225	2,788	2,498	64,870	24	1,394	719	74,518
3 Satisfactory	458	30,473	26,608	14,883	-	3,325	6,140	425	82,312
4 Pass	476	17,236	16,986	5,593	-	4,768	2,589	88	47,736
5 Special mention	-	123	-	68	-	75	319	-	585
6 Substandard	267	-	-	142	-	-	268	-	677
7 Doubtful	-	-	-	-	-	-	-	-	-
	1,201	50,057	46,382	23,184	64,870	8,192	10,710	1,232	205,828
Loans acquired with deteriorating credit quality	958	1,455	3,200	969	-	185	364	-	7,131
Total loans	$2,159	$51,512	$49,582	$24,153	$64,870	$8,377	$11,074	$1,232	$212,959

As shown in the tables above, Substandard and Doubtful loans were $485 thousand at September 30, 2015, or 0.2% of the total loan portfolio. This compares to $677 thousand, or 0.3% of the total loan portfolio at December 31, 2014. Special Mention loans increased $1.9 million from $585 thousand at December 31, 2014 to $2.5 million at September 30, 2015 and loans graded “Pass” or better increased $16.1 million from $204.6 million at December 31, 2014 to $220.7 million at September 30, 2015.

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

Guaranteed student loans with a past due balance greater than 90 days are not included in the balance of nonperforming assets. Guaranteed student loans accrue interest until the date the guaranty is paid. The guarantor’s payment covers approximately 98% of principal and accrued interest. Upon filing the claim, the unguaranteed portion is charged off to the ALLL.

Nonperforming assets totaled $3.7 million or 1.07% of total assets at September 30, 2015 and are comprised of non-accrual loans of $2.0 million and repossessed collateral of $1.7 million. The balance of nonperforming assets at December 31, 2014 was $3.9 million or 1.21% of total assets. The decrease at September 30, 2015 from December 31, 2014 was partly due to the sale of an OREO property and partly as a result of growth in total assets.

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

A summary of nonperforming assets, including troubled debt restructurings, as of the dates indicated follows:

(dollars in thousands)	Quarter ended September 30, 2015	Year ended December 31, 2014
Non-accrual troubled debt restructurings	$-	$-
Other non-accrual loans	1,975	2,221
Total non-accrual loans	1,975	2,221
Other real estate owned	1,761	1,641
Total non-performing assets	$3,736	$3,862

Total non-accrual loans to total loans	0.86%	1.04%
Total non-performing loans to total assets	0.57%	0.70%
Total non-performing assets to total assets	1.07%	1.21%

Accruing troubled debt restructurings	$-	$1,260

Total loans	$228,765	$212,959
Total assets	$347,984	$318,600

Loans With Deteriorated Credit Quality

In the acquisition of BVA certain loans were acquired which showed evidence of deterioration in credit quality. These loans are accounted for under the guidance of ASC 310-30. Information related to these loans as of the dates indicated is provided in the following table.

(dollars in thousands)	September 30, 2015	December 31, 2014
Contract principal balance	$5,113	$7,178
Accretable discount	(3)	(42)
Nonaccretable discount	-	(5)
Book value of loans	$5,110	$7,131

Investment Securities

Our investment portfolio consists of U.S. agency debt and agency guaranteed mortgage-backed securities. Our investment security portfolio includes securities classified as available for sale as well as securities classified as held to maturity. The total securities portfolio (excluding restricted securities) was $75.0 million at September 30, 2015 as compared to $74.2 million at December 31, 2014. At September 30, 2015, the securities portfolio consisted of $48.7 million of securities available for sale and $26.3 million of securities held to maturity.

The table below presents the amortized cost, gross unrealized gains and losses, and fair value of securities available for sale at September 30, 2015 and December 31, 2014.

	September 30, 2015
	Amortized	Gross Unrealized
(dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government agencies	$2,196	$7	$(9)	$2,194
Agency guaranteed mortgage-backed securities	46,561	122	(156)	46,527
Total	$48,757	$129	$(165)	$48,721

	December 31, 2014
	Amortized	Gross Unrealized
(dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government agencies	$3,735	$1	$(17)	$3,719
Agency guaranteed mortgage-backed securities	49,930	21	(187)	49,764
Total	$53,665	$22	$(204)	$53,483

The table below presents the carry value, gross unrealized gains and losses, and fair value of securities held to maturity at September 30, 2015 and December 31, 2014.

	September 30, 2015
	Carry	Gross Unrealized
(dollars in thousands)	Value	Gains	Losses	Fair Value
Agency guaranteed mortgage-backed securities	$26,281	$461	$-	$26,742

	December 31, 2014
	Carry	Gross Unrealized
(dollars in thousands)	Value	Gains	Losses	Fair Value
Agency guaranteed mortgage-backed securities	$20,716	$333	$(2)	$21,047

Deposits and Other Interest-Bearing Liabilities

At September 30, 2015 and December 31, 2014, total deposits were $289.3 million and $265.6 million, respectively. Core deposits, which by FDIC guidelines exclude certificates of deposit of $250,000 or more and insured brokered deposits, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $196.9 million at September 30, 2015, or 68.1% of total deposits, compared to $199.0 million at December 31, 2014, or 74.9% of total deposits. Deposits, including core deposits, have been the primary source of funding and have enabled us to successfully meet both our short-term and long-term liquidity needs. At September 30, 2015 and December 31, 2014, our money market deposits included insured brokered deposits of $41.1 million and $21.1 million, respectively. Our loan-to-deposit ratio was 79.0% at September 30, 2015 and 80.2% at December 31, 2014.

The following table sets forth our deposits by category at the dates indicated.

	September 30, 2015		December 31, 2014
(dollars in thousands)	Amount	Percent	Amount	Percent
Non-interest bearing demand accounts	$28,362	11%	$30,709	12%
NOW accounts	14,019	5%	13,239	5%
Savings and money market accounts	89,988	31%	70,100	26%
Times deposits - less than $100,000	47,336	15%	49,557	19%
Times deposits - $100,000 or more	109,603	38%	101,998	38%
Total	$289,308	100%	$265,603	100%

At September 30, 2015, 57.6% of our time deposits over $100,000 had maturities within twelve months. Large certificate of deposit customers tend to be more sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes in comparison to core deposits.

The maturity distribution of our time deposits of $100,000 or more and other time deposits at September 30, 2015, is set forth in the following table:

	September 30, 2015
(dollars in thousands)	Time deposits of less than $100K	Time deposits of $100K and greater	Total
Months to maturity:
Three months or less	$7,276	$9,878	$17,154
Over three months to twelve months	16,807	53,266	70,073
Over twelve months to three years	17,510	34,892	52,402
Over three years	5,743	11,567	17,310
Total	$47,336	$109,603	$156,939

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

BVA’s deposit base was $289.3 million and $265.6 million at September 30, 2015 and December 31, 2014, respectively. Time deposits in excess of $100,000 grew 7.5%, from $102.0 million at December 31, 2014 to $109.6 million at September 30, 2015. Savings and money market accounts grew 28.4% from $70.1 million at December 31, 2014 to $90.0 million at September 30, 201, while NOW accounts grew 5.9%. Time deposits less than $100,000 declined from December 31, 2014 through September 30, 2015. As BVA looks to implement other loan growth initiatives, it has developed several funding strategies, including judicious use of brokered institutional and direct certificates of deposits, to augment core deposit growth and further reduce the cost of funds. Development of several sources of incremental funding beyond core deposit growth ensures maximum liquidity access without over-dependence on higher cost retail deposit campaigns.

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

Borrowings

As of September 30, 2015, BVA had a total of $12.5 million committed repo lines with correspondent banks through which borrowings could be made against the pledge of marketable securities subject to mark-to-market valuations and standard collateral borrowing ratios. These lines were unused in 2014 and during the nine months ended September 30, 2015 and remain fully available. BVA also maintains $4.5 million of unsecured lines of credit with other correspondent banks that were available for direct borrowings or Federal Funds purchased.

BVA is a member of the Federal Home Loan Bank of Atlanta (FHLB), which provides access to additional lines of credit and other products offered by the FHLB. These borrowings are largely secured by BVA’s loan portfolio. The FHLB maintains a blanket security agreement on qualifying collateral. As of September 30, 2015 and December 31, 2014, BVA had $30.0 million and $25.0 million, respectively, in secured borrowings outstanding with the FHLB Atlanta against pledged eligible mortgage loan collateral and investment securities, at average interest rates of 1.23% and 1.25%, respectively. As of September 30, 2015, BVA had a total credit availability of $38.6 million at the FHLB which could be accessed through pledging a combination of eligible mortgage loan collateral and investment securities. The FHLB offers a variety of floating and fixed rate loans at terms ranging from overnight to 20 years; therefore, BVA can match borrowings to loan programs mitigating interest rate risk.

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

Quantitative measures established by regulation to ensure capital adequacy require financial institutions to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). At September 30, 2015 and December 31, 2014, BVA met all capital adequacy requirements to which it was subject. BVA is also required to maintain capital at a minimum level as a proportion of quarterly average assets, which is known as the leverage ratio. The minimum levels to be considered well-capitalized are 5% for tier 1 leverage ratio, 6.5% for common equity tier 1 capital ratio, 8% for tier 1 risk-based capital ratio, and 10% for total risk-based capital ratio.

BVA exceeded all the regulatory capital requirements at the dates indicated and was considered well-capitalized, as set forth in the following table. Cordia completed a capital raise of $15.4 million on April 10, 2014. A substantial portion of the proceeds were invested in BVA, resulting in BVA higher capital ratios.

	Minimum Requirements
(dollars in thousands)	Well Capitalized	Adequately Capitalized	September 30, 2015	December 31, 2014
Tier 1 capital			$27,319	$25,985
Tier 2 capital			903	1,089
Total qualifying capital			$28,222	$27,074
Total risk-adjusted assets			$201,261	$174,476

Tier 1 leverage ratio	5.0%	4.0%	7.87%	8.24%
Common equity tier 1 capital ratio	6.5%	4.5%	13.57%	N/A
Tier 1 risk-based capital ratio	8.0%	6.0%	13.57%	14.89%
Total risk-based capital ratio	10.0%	8.0%	14.02%	15.52%

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

Application of a 200 basis point rate increase would result in a 5.8% increase in net interest income at September 30, 2015, as compared to a 9.9% increase at December 31, 2014. A 200 basis point rate increase would result in the depreciation of the Bank’s equity value by 5.0% at September 30, 2015, compared to 5.9% depreciation at December 31, 2014.

Off-Balance Sheet Risk/Commitments and Contingencies

Through our operations, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2015, we had issued commitments to extend credit of $20.3 million through various types of commercial lending arrangements. The majority of these commitments to extend credit had variable rates.

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

Management is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15 (f) under the Exchange Act). There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceeding

Periodically, there have been various claims and lawsuits against us incident to our business. We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 25, 2015. As of September 30, 2015, the risk factors of the Company have not materially changed from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2014.

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

The following table summarizes repurchases of the Company’s common stock by Cordia during the third quarter of 2015.

(Dollars in thousands. except per shre information)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount (or Approximate Dollar Value) That May Yet Be Purchased Under the Plans or Programs
July 1-31, 2015	5,300	$4.02	5,300	$473,591
August 1-31, 2015	14,600	3.88	14,600	416,879
September 1-30, 2015	-	-	-	-

Total	19,900	$3.92	19,900

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Acting Chief Financial Officer and Principal Financial Officer
32	Section 1350 Certification
101.1	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL(Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORDIA BANCORP INC.

/s/ Jack Zoeller
November 9, 2015	Jack Zoeller
President and Chief Executive Officer

/s/ Mark Severson
Mark Severson
November 9, 2015	Chief Financial Officer