Form 10-K
period 2015-12-31
Cordia Bancorp Inc
filed 2016-03-23
CIK 1466292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒

The aggregate market value of the common stock held by non-affiliates as of June 30, 2015 was $20,050,180 based on a closing price of $3.83.

The number of shares of common stock outstanding as of March 15, 2016 was 6,791,711.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2016 Annual Meeting of Shareholders are incorporated in Part III of this Form 10-K.

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

General

Cordia Bancorp Inc. (“Cordia” or the “Company”) was incorporated in Virginia in 2009 by a team of former bank CEOs, directors and advisors seeking to invest in undervalued or troubled community banks in the Mid-Atlantic and Southeast. On December 10, 2010, Cordia purchased $10,300,000 of the common stock of Bank of Virginia (“BVA” or the “Bank”) at a price of $7.60 per share, resulting in the ownership of 59.8% of the outstanding shares. On August 28, 2012, Cordia purchased an additional $3,000,000 of BVA common stock at a price of $3.60 per share. Cordia’s principal business activity is the ownership of the outstanding shares of common stock of BVA. On March 29, 2013, Cordia and BVA completed a share exchange pursuant to which each outstanding share of BVA common stock held by persons other than Cordia was exchanged for 0.664 of a share of Cordia common stock. As a result of the share exchange, BVA became a wholly-owned subsidiary of Cordia. In April 2014, Cordia completed a private placement offering totaling $15.4 million, the proceeds of which have been used primarily to support organic growth in BVA. Aside from the shares of BVA common stock, Cordia’s other assets totaled $947 thousand at December 31, 2015, consisting primarily of $940 thousand of cash and $7 thousand of prepaid expenses.

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

BVA was incorporated in the Commonwealth of Virginia in September 2002 and commenced business on January 12, 2004. BVA is a state chartered bank headquartered in Midlothian, Virginia with total assets of $348.5 million at December 31, 2015 and is a member of the Federal Reserve System. We provide retail banking services to individuals and commercial customers through five banking locations serving Chesterfield County and the City of Colonial Heights, Virginia and one in Henrico County, Virginia.

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

BVA’s locations in Chesterfield and Henrico County and the city of Colonial Heights, Virginia, are generally south and west of Downtown Richmond. They offer BVA business and growth opportunities as a result of through their commercial and industrial enterprises, an educated work force, well-designed and developed infrastructure and a competitive tax structure. These advantages are reflected by the area’s major commercial employers such as Altria, Genworth Financial, Markel Corporation, Pfizer Pharmaceuticals, Hewlett Packard, Kraft Foods, WellPoint, United Parcel Service, Verizon, Philip Morris, Dupont and others. This economic environment has historically offered a wealth of job opportunities for the residents of the Richmond area.

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

In 2013 the Bank launched a new initiative partnering with GradCapital, LLC to purchase rehabilitated student loans that are 98% guaranteed by the US Government and serviced by Xerox Education Service. During 2014 and 2013 the Bank purchased an aggregate of $87.4 million of such loans. In April 2014 the Bank ceased purchasing rehabilitated, federally guaranteed student loans.

In the fourth quarter of 2014 the Bank launched CordiaGrad, a student loan refinancing program aimed at high-achieving graduates with student loans. During the first quarter of 2015, CordiaGrad opened a new location in Washington DC. On March 1, 2016, the Bank transferred certain marketing arrangements, internet domains and intellectual property related to CordiaGrad to a newly formed subsidiary, which it then sold to Jack C. Zoeller, our former President and Chief Executive Officer. No loans were sold as a part of the transaction and, in connection with the transaction, the Bank agreed to provide certain transition and loan origination services to the new entity acquired by Mr. Zoeller through June 30, 2016.

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

Market Share and Competition

Excluding Capital One Bank, which gathers deposits nationwide over the Internet, as of June 30, 2015, there were 349 banking offices, representing 32 financial institutions, operating in the Richmond, Virginia metropolitan statistical area (‘‘MSA’’) and holding $35.8 billion in deposits including $284.6 million held by Bank of Virginia or 0.80% of the MSA. Within the MSA, our primary market is Chesterfield County, where we had $242.5 million, or 5.9% of a $4.1 billion market base. In addition, our remaining deposits come from our small but growing presence in Henrico County. We believe that our management team and the economic and demographic dynamics of our service area combined with our business strategy will allow us to gain a larger share of both areas’ deposits.

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

Employees

As of December 31, 2015, BVA had 55 full-time equivalent employees. Management of BVA considers its relations with employees to be excellent. No employees are represented by a union or any similar group, and BVA has never experienced any strike or labor dispute.

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

A number of provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) affect the regulation and operations of banks and bank holding companies. Pursuant to the Dodd-Frank Act, the FDIC is given back-up supervisory authority over bank holding companies engaging in conduct that poses a foreseeable and material risk to the Deposit Insurance Fund (“DIF”), and the Federal Reserve gains heightened authority to examine, prescribe regulations and take action with respect to all of a bank holding company’s subsidiaries. A newly created agency, the Office of Financial Research, has authority to collect data from all financial institutions for the purpose of studying threats to U.S. financial stability.

Holding companies of banks chartered under Virginia law are subject to applicable provisions of Virginia’s banking laws and to the examination, supervision and enforcement powers of the VBFI. Among other powers, the VBFI has the authority to issue and enforce cease and desist orders on such holding companies.

Change in Control

Subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with regulations promulgated thereunder, require Federal Reserve approval prior to any person or company acquiring “control” of a bank or bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of an institution’s voting securities and either that institution has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction. In certain cases, a company may also be presumed to have control under the BHCA if it acquires 5% or more of any class of voting securities.

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

Capital Requirements

The Federal Reserve has adopted guidelines pursuant to which it assesses the adequacy of capital in examining and supervising state-chartered member banks such as BVA. These guidelines include quantitative measures that assign risk weightings to assets and off-balance sheet items and that define and set minimum regulatory capital requirements. Bank holding companies with consolidated assets of less than $1 billion that are not engaged in significant nonbanking activities, do not conduct significant off-balance sheet activities, and do not have a material amount of debt or equity securities outstanding that are registered with the SEC are not subject to the Federal Reserve’s capital adequacy guidelines for bank holding companies.

Federal banking regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition.

As of December 31, 2015, BOVA’s capital levels were above those currently required to be deemed “well-capitalized.”

On July 9, 2013, the federal bank regulatory agencies issued a final rule that revised their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision (“Basel III”) and certain provisions of the Dodd-Frank Act. The final rule, which became effective on January 1, 2015, applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $1 billion or more and top-tier savings and loan holding companies.

The rule established a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increased the minimum Tier 1 capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets) and assigned a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.

The rule also included changes in what constitutes regulatory capital, some of which are subject to a two-year transition period. These changes include the phasing-out of certain instruments as qualifying capital. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock will be required to be deducted from capital, subject to a two-year transition period. Finally, Tier 1 capital includes accumulated other comprehensive income (which includes all unrealized gains and losses on available for sale debt and equity securities), subject to a two-year transition period.

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

The capital conservation buffer requirement being phased in beginning January 1, 2016, at 0.625% of risk-weighted assets, increasing each year until fully implemented at 2.5% on January 1, 2019.

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

EXECUTIVE OFFICERS

The following individuals currently serve as executive officers of Cordia and BVA.

Name	Position
O.R. (Ed) Barham, Jr.	President and Chief Executive Officer of Cordia and BVA; Chairman of the Board of BVA
Mark Severson	Executive Vice President and Chief Financial Officer of Cordia and BVA
Don Andree	Executive Vice President and Chief Lending Officer, BVA
Roy Barzel	Executive Vice President and Chief Credit Officer, BVA
Robert Sims	Senior Vice President, Retail Banking of BVA
Steve Lewis	Senior Vice President and Chief Information Officer, BVA

Below is information about our executive officers who are not also directors. Ages presented are as of December 31, 2015.

Mark Severson joined BVA as Executive Vice President – Chief Financial Officer of Cordia and BVA in September 2013. Prior to Bank of Virginia, Mr. Severson had over 37 years of banking experience and had been Chief Financial Officer of several large financial institutions, including as Executive Vice President and Chief Financial Officer of Chemung Financial Corporation in Elmira, NY, from 2012-13 and prior to that as Executive Vice President and Chief Financial Officer of FNB United in Asheboro, NC, from 2007-2011. Age 61.

Don Andree has served as Executive Vice President and Chief Lending Officer of BVA since February 2015. He joined BVA as Senior Vice President — Special Assets in May 2011 and was promoted to Executive Vice President in September 2013. Prior to BVA, Mr. Andree spent 14 years at SunTrust Bank where his most recent position was Senior Vice President and Regional Manager for the Special Assets/Residential Builder group in the Mid-Atlantic Region. Formerly he served as Regional Credit Officer for greater Richmond and western Virginia. Age 62.

Roy Barzel joined BVA as Executive Vice President and Chief Credit Officer in April 2011. Prior to joining BVA, Mr. Barzel spent 25 years at SunTrust Bank in Richmond where his most recent position was Senior Vice President and Regional Credit Officer for commercial real estate in the Mid-Atlantic region. Formerly he served as the Senior Credit Officer for residential builders and land developers for all of SunTrust. Age 64.

Robert Sims joined BVA as Senior Vice President — Retail Banking in September 2012. Prior to joining BVA, Mr. Sims was President/Founder of Sims Development Group in Stuart, FL from 2011 to 2012. Prior to that, he served 24 years in senior retail, marketing and treasury positions in three banking institutions, including most recently as Senior Vice President of NBT Bancorp in Norwich, NY. Age 50.

Steve Lewis joined BVA as Senior Vice President and Chief Information Officer in November 2015. Prior to that, Mr. Lewis spent seven years as Director of IT at First Capital Bank in Richmond. In total, his IT background spans roughly 17 years in increasingly responsible roles at several other notable companies. Age 43.

Item 1A.	Risk Factors

RISK FACTORS

Further decline or deterioration in economic conditions could adversely affect our financial condition and results of operations.

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

At December 31, 2015, BVA was classified as ‘‘well capitalized’’ for regulatory capital purposes. However, impairments to BVA’s loan or securities portfolio, declines in BVA’s earnings or a combination of these or other factors could change BVA’s capital position in a relatively short period of time. If we are unable to remain ‘‘well capitalized,’’ we will not be able to renew or accept brokered deposits without prior regulatory approval or offer interest rates on our deposit accounts that are significantly higher than the average rates in our market area. As a result, it could be more difficult for us to attract new deposits as our existing brokered and other deposits mature and do not rollover and to retain or increase non-brokered deposits. If we are not able to attract new deposits, our ability to fund our loan portfolio may be adversely affected. In addition, we would pay higher insurance premiums to the FDIC, which will reduce our earnings. Another adverse consequence of a decline in regulatory capital is that additional capital would be harder to raise.

Cordia may be unsuccessful in raising additional capital as needed, and a successful capital raise would dilute existing shareholders and possibly cause our stock price to decline.

At December 31, 2015, BVA was classified as ‘‘well capitalized’’ for regulatory capital purposes. However, Cordia may have a need to raise additional capital to support growth and may be unsuccessful in raising additional capital if the market is not receptive to offerings by small community banks. Furthermore, if we are successful in raising additional capital, the issuance of additional equity securities could be dilutive to holders of our common stock and the market price of our common stock could decline as a result of any such sales. Management cannot predict or estimate the amount, timing or nature of any future equity offerings. Thus, our shareholders bear the risk of our future offerings reducing the market price of our common stock and diluting their stock holdings. There is no assurance that any such offering or issuance of equity securities may be able to be completed.

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

At December 31, 2015, we had securities classified as available for sale totaling $46.2 million and securities classified as held to maturity totaling $25.5 million. At such date, the aggregate net unrealized loss on available-for-sale securities totaled $461 thousand. We increase or decrease stockholders’ equity by the amount of the change in the unrealized gain or loss (the difference between the estimated fair value and the amortized cost) of the available-for-sale securities portfolio, under the category of accumulated other comprehensive income. Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported stockholders’ equity, as well as book value per common share and tangible book value per common share. This decrease will occur even though the securities are not sold. In the case of debt securities, if these securities are never sold and there are no credit impairments, the decrease will be recovered at the maturity of the securities. In the case of equity securities that have no stated maturity, the declines in fair value may or may not be recovered over time.

We conduct periodic reviews and evaluations of our entire securities portfolio to determine if the decline in the fair value of any security below its cost basis is other-than-temporary. Factors that we considered in our analysis of debt securities include, but are not limited to, intent to sell the security, evidence available to determine if it is more likely than not that we will have to sell the securities before recovery of the amortized cost, and probable credit losses. Probable credit losses are evaluated based upon, but are not limited to: the present value of future cash flows, the severity and duration of the decline in fair value of the security below its amortized cost, the financial condition and near-term prospects of the issuer, whether the decline appears to be related to issuer conditions or general market or industry conditions, the payment structure of the security, failure of the security to make scheduled interest or principal payments, and changes to the rating of the security by rating agencies. We generally view changes in fair value for debt securities caused by changes in interest rates as temporary, which is consistent with our experience. If we deem such decline to be other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of noninterest income. For the year ended December 31, 2015, we did not have any other-than-temporary impairment (“OTTI”) in our securities portfolio.

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

In July 2013, the Federal Reserve Board adopted final rules for the Basel III capital framework. These rules substantially amended the regulatory risk-based capital rules applicable to BVA. The rules phase in over time beginning in 2015 and becomes fully effective in 2019. Beginning in 2015, BVA's minimum capital requirements were (i) a common Tier 1 equity ratio of 4.5%, (ii) a Tier 1 capital (common Tier 1 capital plus additional Tier 1 capital) of 6% (up from 4%) and (iii) a total capital ratio of 8% (the current requirement). BVA's leverage ratio requirement will remain at the 4% level now required. Beginning in 2016, a capital conservation buffer will phase in over three years, ultimately resulting in a requirement of 2.5% on top of the common Tier 1, Tier 1 and total capital requirements, resulting in a required common Tier 1 equity ratio of 7%, a Tier 1 ratio of 8.5%, and a total capital ratio of 10.5%. Failure to satisfy any of these three capital requirements will result in limits on paying dividends, engaging in share repurchases and paying discretionary bonuses. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions. As of December 31, 2015, BVA exceeds all capital adequacy requirements under Basel III to be considered well capitalized on a fully phased-in basis if such requirements were currently effective.

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

BVA owns four branch locations. The main office located at 11730 Hull Street Rd., Midlothian, Virginia 23112 is approximately 9,000 square feet and also houses most support operations. The Patterson branch is at 10501 Patterson Road, Richmond, Virginia. The Woodlake branch is at 15001 Dogwood Villas Drive, Chesterfield, Virginia. The fourth branch location is at 200 Snead Avenue, Colonial Heights, Virginia. BVA’s other facilities presently in operation are leased. Our two leased branch facilities, (906 Branchway Road, Richmond, Virginia, and 4023 West Hundred Road, Chester, Virginia) are full service branches and include drive-up access and safe deposit boxes. All of BVA’s properties are in good operating condition and are adequate for BVA’s present needs.

Item 3.	Legal Proceedings

Neither the Company nor the Bank is a party to, nor is any of their property the subject of, any material legal proceedings other than ordinary routine litigation incident to their businesses.

Item 4.	Mine Safety Disclosures

Not applicable

 PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of Cordia common stock are listed and trade on the Nasdaq Capital Market under the symbol “BVA.” As of March 15, 2015, there were approximately 261 holders of record of Cordia common stock.

Cordia has not paid any dividends on its common stock since its formation. See Item 1 – Business – Supervision and Regulation – Dividends for more information relating to restrictions on dividends.

The following table sets forth the high and low sales prices of the common stock as reported on the NASDAQ Capital Market for the four quarters of 2015 and 2014. .

	2015		2014

Quarter	High	Low	High	Low

First quarter	$4.19	$3.70	$4.93	$4.01

Second quarter	4.09	3.55	4.57	4.12

Third quarter	4.14	3.51	4.69	3.42

Fourth quarter	4.09	3.53	4.14	3.32

On May 20, 2015, Cordia announced that it had authorized a stock repurchase program to acquire up to $500,000 of the Company’s outstanding common stock. Repurchases will be conducted through open market purchases or through privately negotiated transactions and will be made from time to time depending on market conditions and other factors. As of December 31, 2015, the Company had repurchased 21,200 shares.

Cordia did not repurchase any shares of its common stock during the fourth quarter of 2015.

Item 6.	Selected Financial Data

Summarized Balance Sheet Data at
December 31, (dollars in thousands, except per share amounts)	2015	2014	2013
Loans, net of unearned income	$246,033	$212,959	$174,007
Allowance for loan losses	823	1,089	1,489
Securities	71,720	74,199	39,320
Total assets	348,490	318,600	235,148
Deposits	290,044	265,603	210,814
FHLB borrowings	30,000	25,000	10,000
Stockholders' equity	27,739	27,136	13,287
Book value per share	$4.21	$4.17	$4.78

Summarized Earnings Data for the
Years ended December 31, (dollars in thousands)	2015	2014	2013
Total interest income	$10,841	$10,217	$9,865
Total interest expense	2,331	1,991	1,808
Net interest income before provision for loan losses	8,510	8,226	8,057
(Recoverry of) provision for loan losses	(293)	305	19
Net interest income after provision for loan losses	8,803	7,921	8,038
Non-interest income	534	467	300
Non-interest expense	8,747	8,800	7,642
Net income (loss)	590	(412)	696

Selected Per Share Data
At or for the years ended December 31,	2015	2014	2013
Weighted average shares outstanding, basic	6,572,097	4,722,556	2,602,357
Basic net income (loss) per share	$0.09	$(0.09)	$0.27
Weighted average shares outstanding, diluted	6,572,097	4,722,556	2,615,387
Diluted net income (loss) per share	$0.09	$(0.09)	$0.27

Selected Ratios
At or for the years ended December 31,	2015	2014	2013
Return on average assets	0.18%	(0.14)%	0.30%
Return on average equity	2.12%	(1.77)%	5.07%
Average equity to average assets	8.26%	8.19%	5.86%
Leverage ratio (1)	7.82%	8.24%	6.09%
Total risk-based capital (1)	13.43%	15.52%	11.25%
Net interest margin	2.68%	3.04%	3.64%

(1) Ratios are for Bank of Virginia

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Overview

During the past four years, the Company has spent much time restructuring the balance sheet as we worked through asset quality issues, recruited new staff, and reorganized our lending and deposit activities while addressing the requirements of BVA’s prior written agreement with the Federal Reserve and VBFL, which was terminated by the regulators in August 2013.. In March 2013, the Company completed its Plan of Share Exchange with Bank of Virginia, effectively combining the two stockholder bases.

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

In the fourth quarter of 2014 the Bank launched CordiaGrad, a private student loan refinancing program aimed at high-achieving graduates with student loans. During the first quarter of 2015, CordiaGrad opened a new location in Washington DC. Beginning in April 2014 the Bank ceased purchasing rehabilitated, federally guaranteed student loans. On March 1, 2016, the Bank transferred certain marketing arrangements, internet domains and intellectual property related to CordiaGrad to a newly formed subsidiary, which it then sold to Jack C. Zoeller, who resigned as Cordia’s President and Chief Executive Officer in connection with the transaction. No loans were sold as part of the transaction and, as part of the transaction, the Bank agreed to provide certain transition and loan origination services to the new entity acquired by Mr. Zoeller through June 30, 2016.

On May 20, 2015, Cordia announced that it had authorized a stock repurchase program to acquire up to $500,000 of the Company’s outstanding common stock. Repurchases will be conducted through open market purchases or through privately negotiated transactions and will be made from time to time depending on market conditions and other factors. As of December 31, 2015, the Company had repurchased 21,200 shares.

On August 5, 2015, Cordia announced the hiring of O.R. (Ed) Barham, Jr. as President and Chief Executive Officer of the Bank of Virginia. Mr. Barham manages the Bank’s operations and is based in Richmond, Virginia. In connection with his hiring, Mr. Burham was also appointed to the Bank’s board of directors. Effective March 1, 2016, following Jack C. Zoeller’s resignation as President and Chief Executive Office of Cordia, Mr. Barham was appointed as a director and President and Chief Executive Officer of Cordia and as Chairman of the Board of Directors of the Bank.

In November 2015, Cordia announced the hiring of Steve Lewis as Chief Information Officer of the Bank of Virginia. Mr. Lewis has been designated as a member of the Senior Management Team and will be responsible for the information technology function. He is based in Richmond, Virginia and reports to Mark Severson, Executive Vice President and Chief Financial Officer of Cordia and Bank of Virginia.

Results of Operations

Net Income (Loss)

Consolidated net income was $590 thousand for the year ended December 31, 2015 compared to consolidated net loss of $412 thousand for the year ended December 31, 2014. The 2015 results include a recovery of loan losses of $293 million compared to a provision for loan losses of $305 million in in 2014. Noninterest expense for 2015 included the favorable reversal of the fair value discount related to the purchase of a bank property and the termination of the related lease. This fair value discount was established when Cordia purchased BVA as a result of an existing lease being deemed unfavorable when compared to market rates for commercial real estate at that time. This $400 thousand fair value discount was allocated based on relative fair values of the purchased property and the remaining portion of the unfavorable portion of the lease, with $225 thousand recorded as a reduction to noninterest expense and $175 thousand recorded as a reduction to the basis of the bank property purchased.

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

Net interest income increased $284 thousand from $8.2 million for the year ended December 31, 2014 to $8.5 million for the year ended December 31, 2015. Interest income increased $624 thousand to $10.8 million in 2015 from $10.2 million in 2014. The increase in net interest income in 2015 was primarily due to an increase in average interest-earning assets of $47.6 million or 17.6% for the year ended December 31, 2015 offset by a significant reduction in interest margin of 36 basis points. The significant reduction in net interest margin was due in part to the decrease in the accretion of acquisition accounting adjustments. The yield on loans held for investment includes the annualized impact of accretion on purchased loans.

Interest expense for the year ended December 31, 2015 was $2.3 million, compared to $2.0 million for the year ended December 31, 2014. The increase of $340 thousand was due to increased loan volume. In addition, interest expense on FHLB borrowings increased by $142 thousand from $230 thousand for the year ended December 31, 2014 to $372 thousand for the year ended December 31, 2015. This increase was due to an increase in average FHLB borrowings from $18.6 million in 2014 to $30.0 million in 2015. In addition, the cost of deposits increased $198 thousand due to a higher average balance of deposits in 2015 of $31.5 million. The cost of total deposits was 0.78% for the year ended December 31, 2015 compared to 0.81% for the year ended December 31, 2014, primarily due to shifting the retail deposit mix away from time deposits into transaction accounts and lower cost direct certificates of deposits. The Company’s balance sheet is in an asset sensitive position as of December 31, 2015.

Net interest margin was 2.68% and 3.04% for the years ended December 31, 2015 and 2014, respectively. The decrease in net interest margin was primarily the result of a decrease in the yield on loans held for investment. Excluding acquisition accounting adjustments, the net interest margin was 2.64% and 2.96% for the years ended December 31, 2015 and 2014, respectively.

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

For the years ended
December 31, (dollars in thousands)	2015			2014			2013
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Earning Assets:
Loans held for investment	$223,823	$9,203	4.11%	$198,227	$8,923	4.50%	$170,200	$9,366	5.50%
Loans held for sale	121	5	4.13%	-	-	-	-	-	-
Securities	76,454	1,604	2.10%	61,156	1,269	2.08%	23,159	426	1.84%
Federal Funds and deposits with banks	17,371	29	0.17%	10,780	25	0.23%	28,089	73	0.26%
Total earning assets	317,769	10,841	3.41%	270,163	10,217	3.78%	221,448	9,865	4.45%

Allowance for loan losses	(1,005)			(1,369)			(2,788)
Other assets	20,025			16,234			14,480
Total	$336,789			$285,028			$233,140

Interest-bearing liabilities:
Demand deposits	$14,333	39	0.27%	$13,832	42	0.30%	$14,463	56	0.39%
Savings deposits	80,187	263	0.33%	61,818	179	0.29%	49,376	196	0.40%
Time deposits	155,020	1,657	1.07%	142,095	1,540	1.08%	124,911	1,392	1.11%
FHLB borrowings	30,034	372	1.24%	18,616	230	1.24%	10,000	164	1.64%

Total interest-bearing liabilities	279,574	2,331	0.83%	236,361	1,991	0.84%	198,750	1,808	0.91%
Non-interest bearing demand deposits	28,640			23,696			20,118
Other liabilities	765			1,629			681
Stockholders' equity	27,810			23,342			13,591
Total	$336,789			$285,028			$233,140

Net interest income		$8,510			$8,226			$8,057
Net interest rate spread			2.58%			2.94%			3.55%
Net interest margin			2.68%			3.04%			3.64%

The table below analyzes interest income, interest expense, and net interest income for the year ended December 31, 2015 compared to the year ended December 31, 2014 and the year ended December 31, 2014 compared to the year ended December 31, 2013

	2015			2014
	Increase (decrease) due to changes in:			Increase (decrease) due to changes in:
(dollars in thousands)	Average Volume	Average Rate	Increase (Decrease)	Average Volume	Average Rate	Increase (Decrease)

Interest Income:
Loans	$1,152	$(867)	$285	$1,812	$(2,255)	$(443)
Securities	317	18	335	699	144	843
Federal Funds and deposits with banks	15	(11)	4	(45)	(3)	(48)
Total interest income	1,484	(860)	624	2,466	(2,114)	352
Interest Expense:
Demand deposits	2	(5)	(3)	(2)	(12)	(14)
Savings deposits	53	31	84	49	(66)	(17)
Time deposits	140	(23)	117	191	(43)	148
FHLB borrowings	141	1	142	141	(75)	66
Total interest expense	336	4	340	379	(196)	183
Change in net interest income	$1,148	$(864)	$284	$2,087	$(1,918)	$169

(Recovery of) Provision for Loan Losses

Recovery of loan losses was $293 thousand for year ended December 31, 2015 as compared to a provision of $305 thousand during the year ended December 31, 2014. This amount reflects our emphasis on highly accurate risk rating processes, early detection of problem loans, accurate assessment of the extent of losses, declining historical loss experience and aggressive management of problem loans through restructures, refinancing to other institutions, or other means of mitigating potential losses. The allowance for loan losses was $823 thousand at December 31, 2015, compared to $1.1 million at December 31, 2014.

An analysis of the changes in the allowance for loan losses is presented under the caption “—Allowance for Loan Losses” on page 26.

Non-interest Income

Non-interest income for the year ended December 31, 2015 was $534 thousand, compared to $467 thousand for the year ended December 31, 2014. The improvement was primarily the result of a $43 thousand higher net gain on the sale of loans held for sale and an increase in other fee income, net of $57 thousand,.

The following table sets forth the principal components of non-interest income:

For the years ended December 31, (dollars in thousands)	2015	2014
Service charges on deposit accounts	$134	$123
Net gain on sale of "AFS" securities	133	177
Net gain(loss) on sale of loans held for sale	47	4
Other fee income, net	220	163
Total non-interest income	$534	$467

Non-interest Expense

Non-interest expense decreased $53 thousand to $8.7 million for the year ended December 31, 2015 from $8.8 million for the year ended December 31, 2014. The decrease was due to a favorable reversal in the 2015 period of the fair value discount related to the purchase of a bank property and the termination of the related lease. The fair value discount was established when Cordia purchased BVA as a result of an existing lease being deemed unfavorable when compared to market rates for commercial real estate at that time. The $400 thousand fair value discount was allocated based on relative fair values of the purchased property and the remaining portion of the unfavorable portion of the lease, with $225 thousand recorded as a reduction to the noninterest expense and $175 thousand recorded as a reduction to the basis of the bank property purchased. In addition, salaries and employee benefits decreased $393 thousand, offset in part by an increase of $196 thousand in data processing and communications. The increase in marketing and business development was due primarily to increased efforts to promote our former CordiaGrad student loan refinancing program. The following table sets forth the primary components of non-interest expense:

For the years ended December 31, (dollars in thousands)	2015	2014
Salaries and employee benefits	$4,453	$4,846
Professional services	439	427
Occupancy	600	565
Reversal of occupancy fair value discount	(225)	-
Data processing and communications	894	698
FDIC assessment and bank fees	465	385
Bank franchise taxes	196	102
Student loan servicing fees and other loan expenses	755	671
Other real estate expenses, net	90	46
Supplies and equipment	286	318
Insurance	78	167
Directors fees	179	187
Marketing and business development	231	51
Other operating expenses	306	337
Total non-interest expense	$8,747	$8,800

Income Tax Expense

Under the provisions of the Internal Revenue Code, the Company has approximately $18.7 million of net operating loss carryforwards, which will expire if unused beginning in 2024 through 2034. As of December 31, 2015, net deferred tax assets (“DTA”) of $6.1 million have been fully reserved with a valuation allowance. It is estimated that all of the valuation allowance is available to be reversed if and when it is deemed to be more-likely-than-not that all of the deferred tax asset will be realized. Of the net operating losses that occurred prior to the change in control of BVA in December 2010 and Cordia in April 2014, the amount of the loss carryforward available to offset taxable income is limited to approximately $254,000 per year for twenty years for BVA and zero for Cordia. DTAs related to net operating losses in excess of the amount realizable during the 20 year carryforward period have been written off.

Financial Condition

Loans

Loans represent the largest category of earning assets and typically provide higher yields than the other types of earning assets. Loans carry inherent credit and liquidity risks associated with the creditworthiness of our borrowers and general economic conditions. At December 31, 2015, total loans held for investment (net of allowance for loan losses) were $245.2 million versus $211.9 million at December 31, 2014. Loans held for sale were $220 thousand at December 31, 2015. There were no loans held for sale at December 31, 2014.

The following table sets forth the composition of the loan portfolio by category at the dates indicated and highlights our general emphasis on commercial and commercial real-estate lending.

	At December 31,
	2015		2014		2013		2012		2011
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial Real Estate:
Acquisition, development and construction	$2,168	0.9%	$2,159	1.0%	$3,475	2.0%	$3,313	2.9%	$6,065	5.7%
Non-owner occupied	58,044	23.6%	51,512	24.2%	28,606	16.4%	30,747	27.2%	30,644	28.7%
Owner occupied	45,690	18.6%	49,582	23.3%	50,500	29.0%	39,570	35.0%	31,790	29.7%
Commercial and industrial	34,819	14.1%	24,153	11.3%	21,085	12.1%	23,488	20.8%	19,492	18.2%
Guaranteed studentloans	53,847	21.9%	64,870	30.5%	55,427	31.9%	-	-	-	-
Consumer:
Residential mortgage	18,140	7.4%	8,377	3.9%	7,156	4.1%	7,260	6.4%	8,003	7.5%
HELOC	10,603	4.3%	11,074	5.2%	7,250	4.2%	8,395	7.4%	10,298	9.6%
Other	22,722	9.2%	1,232	0.6%	508	0.3%	297	0.3%	655	0.6%
Total loans	246,033	100.0%	212,959	100.0%	174,007	100.0%	113,070	100.0%	106,947	100.0%
Allowance for loan losses	(823)		(1,089)		(1,489)		(2,110)		(2,285)
Total loans, net of allowance for loan losses	$245,210		$211,870		$172,518		$110,960		$104,662

The largest component of the loan portfolio is comprised of investment commercial real estate loans and owner occupied commercial real estate loans. At December 31, 2015, commercial real estate loans totaled $105.9 million or 43.1% of the total portfolio. Guaranteed student loans totaled $53.8 million, commercial and industrial loans, totaled $34.8 million and consumer loans, which were comprised principally of residential mortgage, home equity loans and private student loan refinancings, totaled $51.5 million.

At December 31, 2015, single family residential mortgage loans totaled $18.1 million while home equity lines totaled $10.6 million. Residential real estate loans consisted of first and second mortgages on single or multi-family residential dwellings. Private student loan refinancings totaled 21.6 million at the end of 2015. Our loan portfolio also includes consumer lines of credit and installment loans. At December 31, 2015, those consumer loans totaled $1.1 million and represented 0.5% of the total loan portfolio.

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

Loan Maturity Schedule

At December 31, 2015

(dollars in thousands)	Within One Year	Over One Year Within Five Years	Over Five Years	Total
Commercial Real Estate:
Acquisition, development and construction	$652	$1,116	$400	$2,168
Other Commercial Real Estate	6,273	40,028	11,746	58,047
Owner occupied	2,970	33,476	9,244	45,690
Commercial and industrial	9,995	20,216	4,608	34,819
Guaranteed student loans	56	1,419	52,372	53,847
Consumer	5,886	15,832	29,791	51,509
Totals	$25,832	$112,087	$108,161	$246,080
Loans maturing after one year with:
Fixed interest rates	$128,804
Floating interest rates	91,444
Total	$220,248

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

Allowance for Loan Losses

At December 31, 2015, our allowance for loan losses (“ALLL”) was $823 thousand, or 0.33% of total loans outstanding and 44.9% of non-performing loans. ALLL was 0.45% of total loans outstanding less guaranteed student loans, purchased credit impaired loans and purchased portfolio. At December 31, 2014, our ALLL was $1.1 million, or 0.51% of total loans outstanding and 49.0% of non-performing loans. ALLL was 0.81% of total loans outstanding less guaranteed student loans, purchased credit impaired loans and purchased portfolio. The reduction in the ALLL reflects our emphasis on highly accurate risk rating processes, early detection of problem loans, accurate assessment of the extent of losses, declining historical loss experience and aggressive management of problem loans through restructures, refinancing to other institutions, or other means of mitigating potential losses.

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

Changes affecting the ALLL are summarized in the following table.

For the years ended December 31, (dollars in thousands)	2015	2014	2013	2012	2011
Allowance for loan losses at beginning of period	$1,089	$1,489	$2,110	$2,285	$50

Provision for loan losses	(293)	305	19	588	2,763

Charge-offs:
Commercial real estate	(127)	(120)	(289)	(635)	(528)
Commercial and industrial	(109)	(485)	-	(286)	-
Guaranteed Student Loans	(331)	(359)	(94)	-	-
Consumer	(22)	-	(403)	(223)	-
Total charge-offs	(589)	(964)	(786)	(1,144)	(528)

Recoveries:
Commercial real estate	241	139	-	346	-
Commercial and industrial	361	91	135	16	-
Guaranteed Student Loans	-	-	-	-	-
Consumer	14	29	11	19	-
Total recoveries (charge-offs)	616	259	146	381	-
Net charge-offs	27	(705)	(640)	(763)	(528)
Allowance for loan losses at end of period	$823	$1,089	$1,489	$2,110	$2,285

Allowance for loan losses to non-performing loans	44.9%	49.03%	37.80%	36.80%	28.70%
Allowance for loan losses to total loans outstanding at end of period	0.33%	0.51%	0.86%	1.87%	2.14%
Net recoveries (charge-offs) to average loans during the period	0.01%	-0.36%	-0.38%	-0.70%	-0.43%
Allowance for loan losses to total loans less guaranteed student loans, purchased credit impaired loans and purchased portfolio end of period	0.45%	0.81%	1.57%	2.18%	2.72%

Included in the above table is the activity related to the portion of ALLL for loans acquired with deteriorated credit quality. Because of the nature and limited number of these loans, they are individually evaluated for additional impairment on a quarterly basis. Activity related only to that portion of the ALLL is as follows:

Years ended December 31, (dollars in thousands)	2015	2014	2013	2012	2011
Allowance for loan losses at beginning of period	$90	$234	$537	$387	$910
(Recovery of) provision for loan losses	(438)	(7)	(14)	406	-

Charge-offs:
Commercial real estate	(127)	(120)	(289)	(229)	(523)
Commercial and industrial	-	(17)	-	-	-
Consumer	-	-	-	(27)	-
Total charge-offs	(127)	(137)	(289)	(256)	(523)

Recoveries:
Commercial real estate	232	-	-	-	-
Commercial and industrial	243	-	-	-	-
Consumer	-	-	-	-	-
Total recoveries	475	-	-	-	-
Net charge-offs	348	(137)	(289)	(256)	(523)
Allowance for loan losses at end of period	$-	$90	$234	$537	$387

The table below provides the breakout of the allowance for loan losses by portfolio class.

	At December 31, 2015			At December 31, 2014			At December 31, 2013			At December 31, 2012			At December 31, 2011
(dollars in thousands)	Amount	% of Allowance to total allowance	% of Loans in category to total loans	Amount	% of Allowance to total allowance	% of Loans in category to total loans	Amount	% of Allowance to total allowance	% of Loans in category to total loans	Amount	% of Allowance to total allowance	% of Loans in category to total loans	Amount	% of Allowance to total allowance	% of Loans in category to total loans
Commercial real estate	$328	40%	43%	$392	36%	49%	$661	45%	48%	$810	38%	65%	$1,016	44%	64%
Commercial and industrial	112	13%	14%	357	33%	11%	377	25%	12%	782	37%	21%	685	30%	18%
Guaranteed Student Loans	47	6%	22%	144	13%	30%	268	18%	32%	-	-	-	-	-	-
Consumer	336	41%	21%	196	18%	10%	183	12%	8%	518	25%	14%	584	26%	18%
Total allowance for loan losses	$823	100%	100%	$1,089	100%	100%	$1,489	100%	100%	$2,110	100%	100%	$2,285	100%	100%

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

The following is the distribution of loans by credit quality and class as of:

December 31, 2015 (dollars in thousands)	Commercial Real Estate					Consumer
Credit quality class	Acq-Dev Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
1 Highest quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
2 Above average quality	-	7,772	3,285	1,876	53,847	-	1,063	396	68,239
3 Satisfactory	989	27,397	20,355	26,289	-	11,959	5,893	22,258	115,140
4 Pass	472	19,988	19,550	6,102	-	5,976	2,779	68	54,935
5 Special mention	-	1,510	-	547	-	27	269	-	2,353
6 Substandard	152	-	151	5	-	41	239	-	588
7 Doubtful	-	-	-	-	-	-	-	-	-
	1,613	56,667	43,341	34,819	53,847	18,003	10,243	22,722	241,255
Loans acquired with deteriorating credit quality	555	1,377	2,349	-	-	137	360	-	4,778
Total loans	$2,168	$58,044	$45,690	$34,819	$53,847	$18,140	$10,603	$22,722	$246,033

December 31, 2014 (dollars in thousands)	Commercial Real Estate					Consumer
Credit quality class	Acq-Dev Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
1 Highest quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
2 Above average quality	-	2,225	2,788	2,498	64,870	24	1,394	719	74,518
3 Satisfactory	458	30,473	26,608	14,883	-	3,325	6,140	425	82,312
4 Pass	476	17,236	16,986	5,593	-	4,768	2,589	88	47,736
5 Special mention	-	123	-	68	-	75	319	-	585
6 Substandard	267	-	-	142	-	-	268	-	677
7 Doubtful	-	-	-	-	-	-	-	-	-
	1,201	50,057	46,382	23,184	64,870	8,192	10,710	1,232	205,828
Loans acquired with deteriorating credit quality	958	1,455	3,200	969	-	185	364	-	7,131
Total loans	$2,159	$51,512	$49,582	$24,153	$64,870	$8,377	$11,074	$1,232	$212,959

As shown in the tables above, substandard and worse loans were $588 thousand at December 31, 2015, or 0.2% of the total loan portfolio. This compares to $677 thousand or 0.3% at December 31, 2014. Special mention loans increased $1.8 million from $585 thousand at December 31, 2014 to $2.4 million at December 31, 2015 and loans graded “pass” or better increased $33.7 million to $238.3 million at December 31, 2015 as compared to $204.6 million at December 31, 2014. Loans acquired by Cordia in December 2010 with deteriorating credit quality have declined $2.4 million from $7.1 million at December 31, 2014 to $4.8 million at December 31, 2015. The majority of these loans are now pass rated performing credits.

The Bank has continued to employ a third party loan review firm for annual reviews and periodic special assignments.  The most recent review was completed in May 2015, with another review scheduled during the second quarter of 2016.  The scope of the 2015 loan file review totaled approximately 75% of the Bank’s exposure and included the following:

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

Government Guaranteed Student loans with a past due balance greater than 90 days are not placed on non-accrual and are not included in the balance of non-performing assets.  When a loan reaches 120 days past due, the non-guaranteed portion of the loan is charged-off. A claim is filed with the guarantor when the loan becomes 270 days past due.   Interest continues to accrue until charge-off.  The guarantor’s payment covers approximately 98% of principal and accrued interest.

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

Nonperforming assets totaled $3.7 million, or 1.1% of total assets, at December 31, 2015 and are comprised of non-accrual loans of $1.8 million and real estate owned of $1.9 million. The balance of nonperforming assets at December 31, 2014 was $3.9 million or 1.2% of total assets. The decrease in nonperforming loans at December 31, 2015 from December 31, 2014 was a result of management’s workout and resolution of problem loans coupled with growth in total assets.

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

A summary of nonperforming assets, including troubled debt restructurings, as of the dates indicated follows:

	Years ended December 31,
(dollars in thousands)	2015	2014	2013	2012	2011
Non-accrual troubled debt restructurings	$-	$-	$119	$-	$446
Other non-accrual loans	1,834	2,221	3,815	5,471	7,503
Total non-accrual loans	1,834	2,221	3,934	5,471	7,949
Real estate owned	1,870	1,641	1,545	1,768	1,262
Total non-performing assets	$3,704	$3,862	$5,479	$7,239	$9,211

Total non-accrual loans to total loans	0.75%	1.04%	2.26%	4.84%	7.43%
Total non-accrual loans to total assets	0.53%	0.70%	1.67%	3.06%	4.80%
Total non-performing assets to total assets	1.06%	1.21%	2.33%	4.05%	5.56%

Accruing troubled debt restructurings	$-	$1,260	$1,837	$2,060	$2,530

Total loans	$246,033	$212,959	$174,007	$113,070	$106,947
Total assets	$348,490	$318,600	$235,148	$178,696	$165,551

Loans With Deteriorated Credit Quality

In connection with Cordia’s acquisition of BVA certain loans were acquired which showed evidence of deterioration in credit quality. These loans are accounted for under the guidance of ASC 310-30. Information related to these loans as of the dates indicated is provided in the following table.

At December 31, (dollars in thousands)	2015	2014
Contract principal balance	$4,779	$7,178
Accretable yield	(1)	(42)
Nonaccretable difference	-	(5)
Book value of loans	$4,778	$7,131

Investment Securities

Our investment portfolio consists of U.S. agency debt and agency guaranteed mortgage-backed securities. Our investment security portfolio includes securities classified as available for sale as well as securities classified as held to maturity. The total securities portfolio (excluding restricted securities) was $71.7 million at December 31, 2015 as compared to $74.2 million at December 31, 2014. At December 31, 2015, the securities portfolio consisted of $46.2 million of securities available for sale and $25.5 million of securities held to maturity.

Amortized cost and fair values of securities available for sale are as follows:

	Years end December 31,
	2015		2014		2013
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Government agencies	$2,144	$2,139	$3,735	$3,719	$7,038	$7,041
Agency guaranteed mortgage-backed securities	44,529	44,081	49,930	49,764	17,578	17,526
Total	$46,673	$46,220	$53,665	$53,483	$24,616	$24,567

Carrying value and fair value of securities held to maturity are as follows:

	Years end December 31,
	2015		2014		2013
(dollars in thousands)	Carry Value	Fair Value	Carry Value	Fair Value	Carry Value	Fair Value
Agency guaranteed mortgage-backed securities	$25,500	$25,694	$20,716	$21,047	$14,753	$14,597
Total	$25,500	$25,694	$20,716	$21,047	$14,753	$14,597

The portfolio is available to support liquidity needs of BVA as well as to serve as a source of interest income. During 2015, the Company sold $19.8 million of available for sale securities and recognized a gain of $133 thousand in noninterest income. During 2014, the Company sold $23.4 million of available for sale securities and recognized a gain of $177 thousand in noninterest income.

As of December 31, 2015, we had gross unrealized losses of $461 thousand and $36 thousand on our available for sale and held to maturity securities portfolios, respectively. As of December 31, 2015, we had $68 thousand of unrealized losses greater than 12 months on our available for sale portfolio and had no material unrealized losses greater than 12 months on our held to maturity portfolio. All of the unrealized losses are attributable to increases in interest rates and not to credit deterioration. Currently, we do not believe that it is probable that we will be unable to collect all amounts due according to the contractual terms of the investments. Because the decline in market value is attributable to changes in interest rates and not to credit quality and because it is not likely we will be required to sell the investments before recovery of their amortized cost bases, we do not consider these investments to be other-than-temporarily impaired at December 31, 2015. See Note 3. Securities for more information on unrealized losses on the securities portfolio.

The following tables set forth the scheduled maturities and average yields of securities available for sale at December 31, 2015.

	After one year within five years		After five years within ten years		After ten years
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Total
U.S. Government agencies	$-	-	$2,139	1.51%	$-	-	$2,139
Agency guaranteed mortgage-backed securities	43	2.02%	-	-	44,038	1.95%	44,081
Total	$43	2.02%	$2,139	1.51%	$44,038	1.95%	$46,220

The following tables set forth the scheduled maturities and average yields of securities held to maturity at December 31, 2014.

	After one year within five years		After five years within ten years		After ten years
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Total
U.S. Government agencies	$-	-	$-	-	$2,689	1.47%	$2,689
Agency guaranteed mortgage-backed securities	1,030	1.15%	335	1.38%	49,429	1.99%	50,794
Total	$1,030	1.15%	$335	1.38%	$52,118	1.96%	$53,483

Deposits and Other Interest-Bearing Liabilities

At December 31, 2015, total deposits were $290.0 million, compared to $265.6 million at December 31, 2014. Core deposits, which by FDIC guidelines exclude certificates of deposit of $250,000 or more and insured brokered deposits, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $201.8 million at December 31, 2015, or 69.6% of total deposits, compared to $199.0 million at December 31, 2014, or 74.9% of total deposits. Deposits, including core deposits, have been the primary source of funding and have enabled us to successfully meet both our short-term and long-term liquidity needs. The primary driver of growth was in transaction accounts which increased $4.0 million, or 9%, while money market and savings deposits increased $17.9 million. In addition, during the year ended December 31, 2015, time deposits increased by $2.5 million. Our loan-to-deposit ratio was 84.8% at December 31, 2015 and 80.2% at December 31, 2014.

The following table sets forth our deposits by category at the dates indicated.

	At December 31,
	2015		2014		2013
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-interest bearing demand accounts	$28,969	11%	$29,795	11%	$22,044	11%
NOW accounts	19,012	7%	14,154	6%	13,880	6%
Savings and money market accounts	88,045	30%	70,104	26%	48,062	23%
Time deposits - less than $100,000	48,032	16%	49,552	19%	50,957	24%
Time deposits - $100,000 or more	105,986	36%	101,998	38%	75,871	36%
Total	$290,044	100%	$265,603	100%	$210,814	100%

At December 31, 2015, 55.3% of our time deposits over $100,000 had maturities within twelve months. Large certificate of deposit customers tend to be more sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes in comparison to core deposits.

The maturity distribution of our time deposits of $100,000 or more and other time deposits at December 31, 2015, is set forth in the following table:

(dollars in thousands)	Time Deposits less than $100,000	Time Deposits $100,000 or more	Total
Months to maturity:
Three months or less	$7,863	$26,258	$34,121
Over three months to twelve months	15,237	32,341	47,578
Over twelve months to three years	17,770	35,549	53,319
Over three years	7,162	11,838	19,000
Total	$48,032	$105,986	$154,018

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

BVA’s deposit base grew by 9.2% from $265.6 million at December 31, 2014 to $290.0 million at December 31, 2015. The growth in deposits was primarily driven by growth in savings and money market accounts and time deposits in excess of $100,000. Savings and money market accounts grew 25.6% from $70.1 million at December 31, 2014 to $88.0 million at December 31, 2015. Time deposits in excess of $100,000 grew 3.9% from $102.0 million at December 31, 2014 to $106.0 million at December 31, 2015. As BVA looks to implement other loan growth initiatives, it has developed several funding strategies, including judicious use of brokered and direct certificates of deposits, to augment core deposit growth and further reduce the cost of funds. Development of several sources of funding beyond core deposit growth ensures maximum liquidity access without dependence on higher cost sources of funds.

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

Borrowings

As of December 31, 2015, BVA had a total of $22.5 million committed repurchase lines with correspondent banks through which borrowings could be made against the pledge of marketable securities subject to mark-to-market valuations and standard collateral borrowing ratios. These lines were unused during 2014 and 2015 and remain fully available. BVA also maintains a $4.5 million unsecured lines of credit with other correspondent banks that were available for direct borrowings or Federal Funds purchased.

BVA is a member of the Federal Home Loan Bank of Atlanta (FHLB), which provides access to additional lines of credit and other products offered by the FHLB. These borrowings are largely secured by BVA’s loan portfolio. The FHLB maintains a blanket security agreement on qualifying collateral. As of December 31, 2015 and 2014, BVA had $30.0 million and $25.0 million, respectively, in secured borrowings outstanding with the FHLB Atlanta against pledged eligible mortgage loan collateral and investment securities, at a stated average interest rate of 1.24% and 1.25%, respectively. As of December 31, 2015, BVA had a total credit availability of $39.7 million at the FHLB which could be accessed through pledging a combination of eligible mortgage loan collateral and investment securities. The FHLB offers a variety of floating and fixed rate loans at terms ranging from overnight to 20 years; therefore, BVA can match borrowings mitigating interest rate risk.

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

Quantitative measures established by regulation to ensure capital adequacy require financial institutions to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). At December 31, 2015 and 2014, BVA met all capital adequacy requirements to which it was subject. BVA is also required to maintain capital at a minimum level as a proportion of quarterly average assets, which is known as the leverage ratio. The minimum levels to be considered well-capitalized are 5% for tier 1 leverage ratio, 6.5% for common equity tier 1 capital ratio, 8% for tier 1 risk-based capital ratio, and 10% for total risk-based capital ratio.

	Minumum Requirements
At December 31, (dollars in thousands)	Well Capitalized	Adequately Capitalized	2015	2014
Tier 1 capital			$27,457	$25,985
Tier 2 capital			823	1,089
Total qualifying capital			$28,280	$27,074
Total risk-adjusted assets			$210,519	$174,476

Tier 1 leverage ratio	5.0%	4.0%	7.82%	8.24%
Common equity tier 1 capital ratio	6.5%	4.5%	13.04%	N/A
Tier 1 risked-based capital ratio	8.0%	6.0%	13.04%	14.89%
Total risk-based capital ratio	10.0%	8.0%	13.43%	15.52%

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

Application of a 200 basis point rate increase would result in a 2.6% increase in net interest income at December 31, 2015, as compared to a 11.1% increase at December 31, 2014. A 200 basis point rate increase would result in the depreciation of the Bank’s equity value by 9.2% at December 31, 2015 compared to a depreciation of 5.9% at December 31, 2014.

Off-Balance Sheet Risk/Commitments and Contingencies

Through our operations, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At December 31, 2015, we had issued commitments to extend credit of $16.6 million through various types of commercial lending arrangements. The majority of these commitments to extend credit had variable rates.

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

Contractual obligations as of December 31, 2015 are summarized in the following table.

	Payments due by period
(Dollars in thousands)	Within one year	After one year within three years	After three year within five years	After five years	Total
Time deposits	$81,699	$53,319	$19,000	$-	$154,018
Operating lease obligations	101	195	8	-	304
Total	$81,800	$53,514	$19,008	$-	$154,322

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

Item 8.	Financial Statements and Supplementary Data

Cordia Bancorp

Consolidated Balance Sheets

(dollars in thousands, except per share data)

	December 31, 2015	December 31, 2014
Assets
Cash and due from banks	$6,135	$5,477
Federal funds sold and interest-bearing deposits with banks	12,325	16,363
Total cash and cash equivalents	18,460	21,840
Securities available for sale, at fair market value	46,220	53,483
Securities held to maturity, at cost (fair value $25,694 and $21,047 at December 31, 2015 and 2014, respectively)	25,500	20,716
Restricted securities	2,355	2,092
Loan held for sale	220	-
Loans net of allowance for loan losses of $823 and $1,089 at December 31, 2015 and 2014, respectively	245,210	211,870
Premises and equipment, net	5,980	4,432
Accrued interest receivable	2,085	2,040
Other real estate owned, net of valuation allowance	1,870	1,641
Other assets	590	486
Total assets	$348,490	$318,600

Liabilities and stockholders' equity
Deposits
Non-interest bearing	$28,969	$29,795
Savings and interest-bearing demand	107,057	84,258
Time deposits	154,018	151,550
Total deposits	290,044	265,603
Accrued expenses and other liabilities	707	861
FHLB borrowings	30,000	25,000
Total liabilities	320,751	291,464

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock, 2,000 shares authorized, $0.01 par value, none issued and outstanding	-	-
Common stock:
Common stock - 120,000,000 shares authorized, $0.01 par value, 5,186,349 and 5,103,669 shares were outstanding (includes 107,460 and 52,580 of nonvested shares of restricted stock) at December 31, 2015 and 2014, respectively	51	51
Nonvoting common stock - 5,000,000 shares authorized, $0.01 par value, 1,400,437 shares were outstanding at December 31, 2015 and 2014, respectively	14	14
Additional paid-in capital	33,191	32,956
Retained deficit	(4,827)	(5,417)
Accumulated other comprehensive loss	(690)	(468)
Total stockholders' equity	27,739	27,136
Total liabilities and stockholders' equity	$348,490	$318,600

See Notes to the Consolidated Financial Statements

Cordia Bancorp

Consolidated Statements of Operations

For the years ended December 31, (dollars in thousands, except per share data)

	2015	2014
Interest income
Interest and fees on loans	$9,208	$8,923
Investment securities	1,604	1,269
Federal funds sold and deposits with banks	29	25
Total interest income	10,841	10,217
Interest expense
Interest on deposits	1,959	1,761
Interest on FHLB borrowings	372	230
Total interest expense	2,331	1,991
Net interest income	8,510	8,226
(Recovery of) provision for loan losses	(293)	305
Net interest income after (recovery of) provision for loan losses	8,803	7,921
Non-interest income
Service charges on deposit accounts	134	123
Net gain on sale of available for sale securities	133	177
Net gain (loss) on sale of loans held for sale	47	4
Other fee income	220	163
Total non-interest income	534	467
Non-interest expense
Salaries and employee benefits	4,453	4,846
Professional services	439	427
Occupancy	600	565
Reversal of occupancy fair value discount	(225)	-
Data processing and communications	894	698
FDIC assessment and bank fees	465	385
Bank franchise taxes	196	102
Student loan servicing fees and other loan expenses	755	671
Other real estate expenses, net	90	46
Supplies and equipment	286	318
Insurance	78	167
Director's fees	179	187
Marketing and business development	231	51
Other operating expenses	306	337
Total non-interest expense	8,747	8,800
Net income (loss) before income taxes	590	(412)
Income taxes	-	-
Net income (loss)	$590	$(412)
Basic net income (loss) per common share	$0.09	$(0.09)
Diluted net income (loss) per common share	$0.09	$(0.09)
Weighted average shares outstanding, basic	6,572,097	4,722,556
Weighted average shares outstanding, diluted	6,572,097	4,722,556

See Notes to the Consolidatd Financial Statements

Cordia Bancorp

Consolidated Statement of Comprenhensive Income (Loss)

For the years ended December 31, (dollars in thousands)

	2015	2014
Net income (loss)	$590	$(412)

Other comprehensive income (loss)
Unrealized securities losses arising during the period	(404)	(309)
Less: Reclassification adjustment for net secuirties gains included in net income (loss)	133	177
Add: Amortization of unrealized losses for securities transferred from available for sale to held to maturity	49	48
Total other comprehensive loss	(222)	(84)

Comprehensive income (loss)	$368	$(496)

See Notes to the Consolidated Financial Statements

Consolidated Statements of Changes in Stockholders' Equity

For the years ended December 31, 2015 and 2014 (dollars in thousands)

	Preferred Stock	Common Stock - Voting	Common Stock - Nonvoting	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2013	$-	$28	$-	$18,648	$(5,005)	$(384)	$13,287
Net loss	-	-	-	-	(412)	-	(412)
Other comprehensive loss	-	-	-	-	-	(84)	(84)
Issuance of preferred stock	14,135	-	-	-	-	-	14,135
Redemption of preferred stock	(14,135)	-	-	-	-	-	(14,135)
Issuance of common stock	-	23	14	14,038		-	14,075
Stock-based compensation	-	-	-	270	-	-	270
Balance, December 31, 2014	$-	$51	$14	$32,956	$(5,417)	$(468)	$27,136
Net income	-	-	-	-	590	-	590
Other comprehensive loss	-	-	-	-	-	(222)	(222)
Repurchase of common stock	-	(1)	-	(82)	-	-	(83)
Stock-based compensation	-	1	-	317	-	-	318
Balance, December 31, 2015	$-	$51	$14	$33,191	$(4,827)	$(690)	$27,739

See Notes to the Consolidated Financial Statements

Cordia Bancorp

Consolidated Statements of Cash Flows

For the years ended December 31, 2015 and 2014 (dollars in thousands)

	2015	2014
Cash flows from operating activities:
Net income (loss)	$590	$(412)
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities
Net amortization of premium on investment securities	472	366
Purchase accounting accretion, net	(359)	(291)
Depreciation	306	294
Amortization of deferred loan costs and fees	464	163
(Recovery of) provision for loan losses	(293)	305
Net gain on sale of available for sale securities	(133)	(177)
Gain on sale of other real estate owned	(21)	-
Other real estate owned valuation adjustment	65	(13)
Stock based compensation	318	270
Loans held for sale
Originations	(2,957)	-
Proceeds	2,784	-
Net gain on sale	(47)	-
Changes in assets and liabilities:
Increase in accrued interest receivable	(45)	(385)
Increase in other assets	(140)
(Increase) decrease in accrued expenses and other liabilities	118	(92)
Net cash provided by (used in) operating activities	1,122	28
Cash flows from investing activities:
Purchase of securities available for sale	(23,427)	(58,624)
Purchase of securities held to maturity	(7,677)	(7,686)
Purchases of restricted securities, net	(263)	(1,018)
Proceeds from sales, maturities, and paydowns of securities available for sale	30,202	29,458
Proceeds from payments/maturities of securities held to maturity	2,820	1,700
Proceeds from sale of other real estate owned	367	-
Net increase in commercial and consumer loans	(45,054)	(29,713)
Net decrease (increase) in purchased guaranteed student loans	11,023	(9,802)
Improvements to other real estate owned	(6)	(97)
Purchase of premises and equipment	(1,845)	(254)
Net cash used in investing activities	(33,860)	(76,036)
Cash flows from financing activities:
Proceeds from sale of stock, net of stock issuance costs	-	14,075
Repurchase of common stock	(83)	-
Net increase in demand savings, interest-bearing checking and money market deposits	21,973	30,067
Net increase in time deposits	2,468	24,722
Proceeds from FHLB advances	5,000	15,000
Net cash provided by investing activities	29,358	83,864
Net increase (decrease) in cash and cash equivalents	(3,380)	7,856
Cash and cash equivalents, beginning of period	21,840	13,984
Cash and cash equivalents, end of period	$18,460	$21,840
Supplemental disclosure of cash flow information
Cash payments for interest	$2,295	$1,973
Supplemental disclosure of noninvesting activities
Unrealized gains (losses) on securities available for sale	$(271)	$(132)
Amortization of unrealized losses transferred from available for sale to held to maturity	$49	$48
Loans transferred to other real estate owned	$634	$83

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

On May 20, 2015, Cordia announced that it had authorized a stock repurchase program to acquire up to $500,000 of the Company’s outstanding common stock. Repurchase will be conducted through open market purchases or through privately negotiated transactions and will be made from time to time depending on market conditions and other factors. As of December 31, 2015, the Company had repurchased 21,200 shares.

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

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

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

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

(d) Loans Held For Sale

Secondary market mortgage loans are designated as held for sale at the time of their origination. These loans are pre-sold with servicing released and the Company does not retain any interest after the loans are sold. These loans consist primarily of fixed-rate, single-family residential mortgage loans which meet the underwriting characteristics of certain government–sponsored enterprises (conforming loans). In addition, the Company requires a firm purchase commitment from a permanent investor before a loan can be committed, thus limiting interest rate risk. Loans held for sale are carried at the lower of cost or fair value. Gains on sales of loans are recognized at the loan closing date and are included in noninterest income. The company had $220 thousand of loans held for sale as of December 31, 2015 and no loans classified as held for sale as of December 31, 2014.

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

The Company was licensed by the U.S. Department of Education as a rehabilitated student lender effective November 2012. In the first quarter of 2013, the Company began purchasing rehabilitated student loans guaranteed by the U.S. Department of Education. The guarantee covers approximately 98% of principal and accrued interest. The unguaranteed principal balance of these loans was approximately $1.1 million at December 31, 2015 and $1.3 million at December 31, 2014. The company ceased purchasing rehabilitated, federally guaranteed student loans in April 2014.

The past due status of a loan is based on the contractual due date of the most delinquent payment due. Each loan will be placed in one of the following categories: current, 1-29 days past due, 30-59 days past due, 60-89 days past due and 90 days and over past due. Generally, the accrual of interest on a loan is discontinued at the time the loan becomes 90 days delinquent unless the credit is well-secured and in process of collection or refinancing. Due to the guaranty by the U.S. Department of Education, Guaranteed Student Loans continue to accrue interest up until charged-off.

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

Government Guaranteed Student loans with a past due balance greater than 90 days are not placed on non-accrual.  When a loan reaches 120 days past due, the non-guaranteed portion of the loan is charged-off. A claim is filed with the guarantor when the loan becomes 270 days past due.   Interest continues to accrue until charge-off.  The guarantor’s payment covers approximately 98% of principal and accrued interest.

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

When a loan is returned to accrual status after restructuring, the pre-restructuring risk rating is maintained until a satisfactory payment history is re-established. Returning non-accrual loans to an accrual status requires the prior written approval of the Chief Credit Officer.

In situations where, for economic or legal reasons related to a borrower’s financial condition, management may grant a concession to the borrower that it would not otherwise consider, the related loan is classified as a troubled debt restructuring (TDR). Management strives to identify borrowers in financial difficulty early and work with them to modify their loan to more affordable terms before their loan reaches nonaccrual status. These modified terms may include rate reductions, principal forgiveness, payment forbearance, re-amortization, and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. In cases where borrowers are granted new terms that provide for a reduction of either interest or principal, management measures any impairment on the restructuring as noted below for impaired loans. There were no loans classified as a TDR as of December 3l, 2015. There were four loans with an aggregate principal balance of $1.3 million classified as TDRs as of December 31, 2014.

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

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

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

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

(g) Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the assets' estimated useful lives. Estimated useful lives range from 10 to 30 years for buildings and 3 to 10 years for autos, furniture, fixtures and equipment. The value of land is carried at cost.

(h) Other Real Estate Owned

Assets acquired through loan foreclosure are held for sale. They are initially recorded at fair value at the date of foreclosure, less estimated selling costs thus establishing a new cost basis. Subsequent to foreclosure, valuations of the assets are periodically performed by management. Adjustments are made to the lower of the carrying amount or fair value of the assets less selling costs. Revenue and expenses from operations and sales are included in other real estate expenses, net in the statement of operations. The Bank’s investment in foreclosed assets totaled $1.9 million and $1.6 million at December 31, 2015 and 2014, respectively.

(i) Goodwill and Other Intangibles

FASB ASC 805, Business Combinations, requires that the acquisition method of accounting be used for all business combinations. With acquisitions, the Company is required to record assets acquired, including any intangible assets, and liabilities assumed at fair value, which involves relying on estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analysis or other valuation methods. The Company records goodwill per ASC 350, Intangibles-Goodwill and Others. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value-based test. Additionally, under ASC 350, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the assets can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful lives. Goodwill was determined to be impaired in December 2011 at the annual impairment evaluation and was written off in its entirely at that time. Core deposit intangibles of $68 thousand and $104 thousand are included in other assets at December 31, 2015 and 2014, respectively.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the positions taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is recognized as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. As of December 31, 2015 and 2014, the Company had recorded no such liability.

Banks operating in Virginia are not subject to Virginia State Income Tax, but are subjected to Virginia Bank Franchise Taxes.

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

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

Options to purchase 125 thousand and 145 thousand shares of the Company’s common stock were not included in the computation of earnings per share in 2015 or 2014, respectively, because the share award prices exceeded the average market price of the Company’s common stock and therefore, the effect would have been anti-dilutive. The effect would also have been anti-dilutive in 2014 due to the loss.

For the years ended December 31, 2015 and 2014, 578,125 shares of unvested common stock were excluded from the computation of basic and diluted earnings per common share as they are performance based and deemed unlikely to vest. All other vested and nonvested restricted common shares, which carry all rights and privilege of a stockholder with respect to the stock, including the right to vote, were included in both the basic and diluted earnings per common share calculations.

The calculation for basic and diluted earnings per common share for the years ended December 31, are as follows:

(dollars in thousands)	2015	2014

Net income (loss)	$590	$(412)

Weighted average common shares outstanding, basic	6,572,097	4,722,556

Dilutive effect of stock options	-	-

Weighted average common shares outstanding, diluted	6,572,097	4,722,556

Basic income (loss) per common share	$0.09	$(0.09)

Diluted income (loss) per common share	$0.09	$(0.09)

(n) Stock Option Plan

Authoritative accounting guidance requires the costs resulting from all share-based payments to employees be recognized in the financial statements. For stock option grants, stock-based compensation is estimated at the date of grant, using the Black-Scholes option valuation model for determining fair value. Restricted stock grants are expensed based on the grant date fair value of the Company’s common stock. The Company recognized stock-based compensation expense of $318 thousand and $270 thousand in 2015 and 2014, respectively.

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

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

(q) Reclassification

In certain circumstances, reclassifications have been made to prior period information to conform to the 2015 presentation. Such reclassifications had no effect on previously reported stockholders’ equity or net income or loss.

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

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” The amendments in this ASU eliminate from U.S. GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement - Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect the adoption of ASU 2015-01 to have a material impact on its consolidated financial statements.

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

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” The amendments in this ASU provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments do not change the accounting for a customer’s accounting for service contracts. As a result of the amendments, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. The amendments in this ASU are effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. An entity can elect to adopt the amendments either: (1) prospectively to all arrangements entered into or materially modified after the effective date; or (2) retrospectively. The Company does not expect the adoption of ASU 2015-05 to have a material impact on its consolidated financial statements.

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

In August 2015, the FASB issued ASU 2015-15, “Interest – Imputation of Interest (Subtopic 835-30) – Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting).” On April 7, 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. The guidance in ASU 2015-03 (see paragraph 835-30-45-1A) does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff stated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-15 adds these SEC comments to the "S" section of the Codification. The adoption of ASU 2015-15 did not have a material impact on the Company’s consolidated financial statements.

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

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in ASU 2016-01, among other things: 1) Requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. 2) Requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. 3) Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables). 4) Eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently assessing the impact that ASU 2016-01 will have on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently assessing the impact that ASU 2016-02 will have on its (consolidated) financial statements.

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

Non-interest expense was impacted by a rent adjustment related to certain lease commitments being above market as of the day of the investment; and amortization of the core deposit intangible. During the second quarter of 2015, this property was purchased and the related lease was terminated resulting in a favorable reversal of the fair value discount of $225 thousand.

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

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

The accretion (amortization) of the acquisition accounting adjustments had the following impact on the financial statements:

	Income (Expense)
	December 31,
(dollars in thousands)	2015	2014
Loans	$114	$225
Premises and equipment	9	8
Core deposit intangible	(36)	(36)
Building lease obligations	272	94
Net impact to net income	$359	$291

Note 3. Securities

Our investment portfolio consists of U.S. agency debt and agency guaranteed mortgage-backed securities. Our investment security portfolio includes securities classified as available for sale as well as securities classified as held to maturity. We classify securities as available for sale or held to maturity based on our investment strategy and management’s assessment of our intent and ability to hold the securities until maturity. The total securities portfolio (excluding restricted securities) was $71.7 million at December 31, 2015 as compared to $74.2 million at December 31, 2014. At December 31, 2015, the securities portfolio consisted of $46.2 million of securities available for sale and $25.5 million of securities held to maturity.

The table below presents the amortized cost, gross unrealized gains and losses, and fair value of securities available for sale at December 31, 2015 and 2014.

		Gross Unrealized
2015 (dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value
U.S. Government agencies	$2,144	$5	$(10)	$2,139
Agency guaranteed mortgage-backed securities	44,529	3	(451)	44,081
Total	$46,673	$8	$(461)	$46,220

		Gross Unrealized
2014 (dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value
U.S. Government agencies	$3,735	$1	$(17)	$3,719
Agency guaranteed mortgage-backed securities	49,930	21	(187)	49,764
Total	$53,665	$22	$(204)	$53,483

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

The table below presents the carry value, gross unrealized gains and losses, and fair value of securities held to maturity at December 31, 2015 and 2014.

		Gross Unrealized
2015 (dollars in thousands)	Carry Value	Gains	Losses	Fair Value
Agency guaranteed mortgage-backed securities	$25,500	$230	$(36)	$25,694
Total	$25,500	$230	$(36)	$25,694

		Gross Unrealized
2014 (dollars in thousands)	Carry Value	Gains	Losses	Fair Value
Agency guaranteed mortgage-backed securities	$20,716	$333	$(2)	$21,047
Total	$20,716	$333	$(2)	$21,047

The amortized cost and fair value of securities available for sale as of December 31, 2015, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties. They are as follows:

(Dollars in thousands)	Amortized Cost	Fair Value
Over one year within five years	$43	$43
Over five years within ten years	2,144	2,139
Over ten years	44,486	44,038
Total	$46,673	$46,220

The carry value and fair value of securities held to maturity as of December 31, 2015, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties. They are as follows:

(Dollars in thousands)	Carry Value	Fair Value
Over five years within ten years	$3,633	$3,729
Over ten years	21,867	21,965
Total	$25,500	$25,694

As of December 31, 2015, the portfolio is concentrated in average maturities of over ten years, although a substantial majority of recently purchased securities have effective duration much shorter than ten years. The portfolio is available to support liquidity needs of the Company. During 2015, the Company sold $19.8 million of available for sale securities and recognized gains of $133 thousand in noninterest income. During 2014, the Company sold $23.4 million of available for sale securities and recognized gains of $181 thousand and losses of $4 thousand in noninterest income.

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

Unrealized losses on investments at December 31, 2015 and 2014 were as follows:

Unrealized Losses on Securities
	Less than 12 Months		12 Months or Longer		Total
2015 (dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$-	$-	$1,521	$(10)	$1,521	$(10)
Agency guaranteed mortgage-backed securities	43,021	(429)	3,315	(58)	46,336	(487)
Total	$43,021	$(429)	$4,836	$(68)	$47,857	$(497)

2014 (dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$-	$-	$2,689	$(17)	$2,689	$(17)
Agency guaranteed mortgage-backed securities	43,406	(161)	1,904	(28)	45,310	(189)
Total	$43,406	$(161)	$4,593	$(45)	$47,999	$(206)

For the year ended December 31, 2015, there were U.S. Government agency securities and agency guaranteed mortgage-backed securities with unrealized losses totaling $497 thousand. For the year ended December 31, 2014, there were U.S. Government agency securities and agency guaranteed mortgage-backed securities with unrealized losses totaling $206 thousand. All of the unrealized losses are attributable to increases in interest rates and not to credit deterioration. Currently, the Company does not believe that it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Because the decline in market value is attributable to changes in interest rates and not to credit quality and because it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2015.

Investment securities with combined fair values of $13.8 million and $7.8 million were pledged to secure public funds with the State of Virginia at December 31, 2015 and 2014, respectively. We had $16.8 million and $9.6 million in securities pledged to secure FHLB advances at December 31, 2015 and 2014, respectively.

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

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

Below is a table that exhibits the loans by segment at December 31, 2015 and 2014.

(dollars in thousands)	2015	2014
Commercial Real Estate:
Acquisition, development and construction	$2,168	$2,159
Non-owner occupied	58,044	51,512
Owner occupied	45,690	49,582
Commercial and industrial	34,819	24,153
Guaranteed student loans	53,847	64,870
Consumer:
Residential mortgage	18,140	8,377
HELOC	10,603	11,074
Other	22,722	1,232
Total loans	246,033	212,959
Allowance for loan losses	(823)	(1,089)
Total loans, net of allowance for loan losses	$245,210	$211,870

Included in the loan balances above are net deferred loan costs of $1.7 million and $1.2 million at December 31, 2015 and 2014, respectively. Also included in the loan balances above are premiums related to guaranteed student loans of $827 thousand and $931 thousand at December 31, 2015 and 2014, respectively.

Loans Acquired with Evidence of Deterioration in Credit Quality

Acquired in the acquisition of Bank of Virginia, and included in the table above, are purchased performing loans and loans acquired with evidence of deterioration in credit quality. The purchased performing loans are $6.9 million and $9.0 million, at December 31, 2015 and December 31, 2014, respectively. As these loans are re-underwritten, they are removed from the “purchase” classification. The loans acquired with evidence of deterioration in credit quality are accounted for under the guidance ASC 310-30. Information related to these loans is as follows:

At December 31, (dollars in thousands)	2015	2014
Contract principal balance	$4,779	$7,178
Accretable yield	(1)	(42)
Nonaccretable difference	-	(5)
Carrying value of loans	$4,778	$7,131

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

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

A summary of changes to the accretable yield and nonaccretable difference during 2015 and 2014 are as follows:

(dollars in thousands)	Accretable Yield	Nonaccretable Difference
Balance at December 31, 2013	$62	$61
Charge-offs related to loss covered by ASC 310-30	-	(56)
Transfers	-	-
Accretion	(20)	-
Balance at December 31, 2014	42	5
Transfers	5	(5)
Accretion	(46)	-
Balance at December 31, 2015	$1	$-

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

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

The following is the distribution of loans by credit quality and segment as of December 31, 2015 and 2014:

	December 31, 2015
(dollars in thousands)	Commercial Real Estate					Consumer
Credit quality class	Acq-Dev Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
1 Highest quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
2 Above average quality	-	7,772	3,285	1,876	53,847	-	1,063	396	68,239
3 Satisfactory	989	27,397	20,355	26,289	-	11,959	5,893	22,258	115,140
4 Pass	472	19,988	19,550	6,102	-	5,976	2,779	68	54,935
5 Special mention	-	1,510	-	547	-	27	269	-	2,353
6 Substandard	152	-	151	5	-	41	239	-	588
7 Doubtful	-	-	-	-	-	-	-	-	-
	1,613	56,667	43,341	34,819	53,847	18,003	10,243	22,722	241,255
Loans acquired with deteriorated credit quality	555	1,377	2,349	-	-	137	360	-	4,778
Total loans	$2,168	$58,044	$45,690	$34,819	$53,847	$18,140	$10,603	$22,722	$246,033

	December 31, 2014
(dollars in thousands)	Commercial Real Estate					Consumer
Credit quality class	Acq-Dev Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
1 Highest quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
2 Above average quality	-	2,225	2,788	2,498	64,870	24	1,394	719	74,518
3 Satisfactory	458	30,473	26,608	14,883	-	3,325	6,140	425	82,312
4 Pass	476	17,236	16,986	5,593	-	4,768	2,589	88	47,736
5 Special mention	-	123	-	68	-	75	319	-	585
6 Substandard	267	-	-	142	-	-	268	-	677
7 Doubtful	-	-	-	-	-	-	-	-	-
	1,201	50,057	46,382	23,184	64,870	8,192	10,710	1,232	205,828
Loans acquired with deterioraed credit quality	958	1,455	3,200	969	-	185	364	-	7,131
Total loans	$2,159	$51,512	$49,582	$24,153	$64,870	$8,377	$11,074	$1,232	$212,959

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

A summary of the balances of loans outstanding by days past due, including accruing and non-accruing loans by portfolio class as of December 31, 2015 and 2014 were as follows:

	December 31, 2015
	Commercial Real Estate					Consumer
(dollars in thousands)	Acq-Dev Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
30 - 59 days	$-	$-	$-	$-	$3,178	$-	$-	$73	$3,251
60 - 89 days	-	-	-	-	2,413	-	-	-	2,413
> 90 days	152	-	1,388	-	9,645	-	-	-	11,185
Total past due	152	-	1,388	-	15,236	-	-	73	16,849
Current	2,016	58,044	44,302	34,819	38,611	18,140	10,603	22,649	229,184
Total loans	$2,168	$58,044	$45,690	$34,819	$53,847	$18,140	$10,603	$22,722	$246,033
> 90 days still accruing	$-	$-	$-	$-	$9,645	$-	$-	$-	$9,645

	December 31, 2014
	Commercial Real Estate					Consumer
(dollars in thousands)	Acq-Dev Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
30 - 59 days	$-	$-	$-	$-	$4,029	$-	$-	$-	$4,029
60 - 89 days	-	-	885	-	1,989	-	75	-	2,949
> 90 days	548	-	314	121	11,378	44	-	-	12,405
Total past due	548	-	1,199	121	17,396	44	75	-	19,383
Current	1,611	51,512	48,383	24,032	47,474	8,333	10,999	1,232	193,576
Total loans	$2,159	$51,512	$49,582	$24,153	$64,870	$8,377	$11,074	$1,232	$212,959
> 90 days still accruing	$-	$-	$-	$-	$11,378	$-	$-	$-	$11,378

A summary of non-accrual loans by portfolio class as of December 31, 2015 and 2014 are as follows:

(dollars in thousands)	2015	2014
Commercial Real Estate:
Acquisition, development and construction	$152	$548
Non-owner occupied		-
Owner occupied	1,388	1,198
Commercial and industrial	5	121
Guaranteed Student Loans	-	-
Consumer:
Residential mortgage	-	44
HELOC	289	310
Other	-	-
Total loans	$1,834	$2,221

Non-accrual troubled debt restructurings included above	$-	$-
Non-accrual purchased credit impaired loans included above	$1,370	$1,741

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

Impaired Loans

All loans that are rated Substandard or worse are assessed as impaired based on the expectation that the full collection of principal and interest is in doubt. All loans that are expected to be downgraded to Substandard, require additional analysis to determine if the loan is impaired. All loans that are rated Special Mention are presumed not to be impaired. However, Special Mention rated loans are typically evaluated for the following adverse characteristics that may indicate further analysis is warranted before completing an assessment of impairment:

•	a loan is 60 days or more delinquent on scheduled principal or interest;
•	a loan is presently in an unapproved over-advanced position;
•	a loan is newly modified; or
•	a loan is expected to be modified.

The following information is a summary of the Company’s policies pertaining to impaired loans:

A loan is deemed impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement. Factors impairing repayment might include: inadequate repayment capacity, severe erosion of equity, likely reliance on non-primary source of repayment, guarantors with limited resources, and obvious material deterioration in borrower’s financial condition. The possibility of loss or protracted workout exists if immediate corrective action is not taken.

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

Government Guaranteed Student loans with a past due balance greater than 90 days are not placed on non-accrual and are not considered impaired.  When a loan reaches 120 days past due, the non-guaranteed portion of the loan is charged-off. The guarantor’s payment covers approximately 98% of principal and accrued interest. A component of the general loan loss reserve covers potential losses within the 2% of the non-guaranteed portion of the loans that are less than 120 days past due.

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

Certain loans were identified and individually evaluated for impairment at December 31, 2015 and 2014. A number of these impaired loans were not charged with a valuation allowance due to Management’s judgment that the cash flows from the underlying collateral or equity available from guarantors was sufficient to recover the Company’s entire investment, while one loan experienced collateral deterioration and a supplemental specific reserve was added. There were no consumer mortgage loans collateralized by residential real estate in the process of foreclosure as of December 31, 2015.

The results of those analyses are presented in the following tables.

The following is a summary of impaired loans, excluding acquired impaired loans, presented by portfolio class as of December 31, 2015:

(dollars in thousands)	Recorded Investment(1)	Unpaid Principal(2)	Related Allowance	Average Recorded Investment	Interest Recorded
With no related allowance recorded:
Commercial Real Estate:
Acquisition, development and construction	$152	$152	$-	$188	$-
Non-owner occupied	-	-	-	-	-
Owner occupied	151	152	-	156	-
Commercial and industrial	5	5	-	13	-
Consumer:				-	-
Residential mortgage	41	41	-	44	3
HELOC	175	175	-	185	3
Other	-	-	-		-
	$524	$525	$-	$586	$6

With an allowance recorded:
Commercial Real Estate:
Acquisition, development and construction	$-	$-	$-	$-	$-
Non-owner occupied	-	-	-	-	-
Owner occupied	-	-	-	-	-
Commercial and industrial	-	-	-	-	-
Consumer:
Residential mortgage	-	-	-	-	-
HELOC	64	64	16	66	-
Other	-	-	-	-	-
	$64	$64	$16	$66	$-

Total:
Commercial Real Estate:
Acquisition, development and construction	$152	$152	$-	$188	$-
Non-owner occupied	-	-	-	-	-
Owner occupied	151	152	-	156	-
Commercial and industrial	5	5	-	13	-
Consumer:				-
Residential mortgage	41	41	-	44	3
HELOC	239	239	16	251	3
Other	-	-	-	-	-
Total	$588	$589	$16	$652	$6

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

The following is a summary of impaired loans, excluding acquired impaired loans, presented by portfolio class as of December 31, 2014:

(dollars in thousands)	Recorded Investment(1)	Unpaid Principal(2)	Related Allowance	Average Recorded Investment	Interest Recorded
With no related allowance recorded:
Commercial Real Estate:
Acquisition, development and construction	$267	$267	$-	$269	$6
Non-owner occupied	-	-	-	-	-
Owner occupied	-	-	-	-	-
Commercial and industrial	32	34	-	46	2
Consumer:				-
Residential mortgage	-	-	-	-	-
HELOC	193	193	-	197	3
Other	-	-	-	-	-
	$492	$494	$-	$512	$11

With an allowance recorded:
Commercial Real Estate:
Acquisition, development and construction	$-	$-	$-	$-	$-
Non-owner occupied	-	-	-	-	-
Owner occupied	-	-	-	-	-
Commercial and industrial	110	540	110	309	7
Consumer:
Residential mortgage	-	-	-	-	-
HELOC	75	75	33	75	-
Other	-	-	-	-	-
	$185	$615	$143	$384	$7

Total:
Commercial Real Estate:
Acquisition, development and construction	$267	$267	$-	$269	$6
Non-owner occupied	-	-	-	-	-
Owner occupied	-	-	-	-	-
Commercial and industrial	142	574	110	355	9
Consumer:	-	-		-
Residential mortgage	-	-	-	-	-
HELOC	268	268	33	272	3
Other	-	-	-	-	-
Total	$677	$1,109	$143	$896	$18

(1)	The amount of the investment in a loan, which is not net of a valuation allowance, but which does reflect any direct write-down of the investment.
(2)	The contractual amount due, which reflects paydowns applied in accordance with loan documents, but which does not reflect any direct write-downs.

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

During the year ended December 31, 2015, no loans were modified in trouble debt restructurings and two previous troubled debt restructurings were paid off. During the year ended December 31, 2014, two loans were modified in trouble debt restructurings and three previous troubled debt restructurings were paid off. At December 31, 2015 and 2014, no loans and four loans, respectively, were classified as TDRs. The principal balance outstanding relating to these loans was $1.3 million at December 31, 2014. Of this amount, $1.3 million was accruing. During the years ended December 31, 2015 and 2014, no defaults occurred on loans modified as TDR’s in the preceding twelve months.

The number and outstanding recorded investment of loans entered into under the terms of a TDR during the years ended December 31, 2014, including modifications of acquired impaired loans, by type of concession granted, are set forth in the following table. There were no TDRs as of December 31, 2015.

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

TDRs are considered to be in default if the borrower fails to make timely payments under the terms of the restructure and repayment possibilities have been exhausted. There were no troubled debt restructurings that defaulted within one year during the years ended December 31, 2015 or 2014 whereby all repayment possibilities had been exhausted.

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

A summary of the allowance for loan losses by portfolio segment as of December 31, 2015 is as follows:

	Commercial Real Estate					Consumer
(dollars in thousands)	Acquisition, Development, Construction	Non-owner occupied	Owner occupied	Commercial and Industrial	Guaranteed Student Loans	Residential mortgage	HELOC	Other	Total
Allowance for loan losses
Beginning balance, December 31, 2014	$146	$97	$149	$357	$144	$98	$76	$22	$1,089

Charge-offs	(127)	-	-	(109)	(331)	-	(20)	(2)	(589)
Recoveries	-		241	361	-	5	9	-	616
(Charge-offs) recoveries	(127)	-	241	252	(331)	5	(11)	(2)	27

Provision (recovery)	70	60	(308)	(497)	234	(44)	(4)	196	(293)
Ending balance, December 31, 2015	$89	$157	$82	$112	$47	$59	$61	$216	$823

Allowance for loan losses for loans
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$16	$-	$16
Collectively evaluated for impairment	89	157	82	112	47	59	45	216	807
Loans acquired with deteriorated credit quality	-	-	-	-	-	-	-	-	-
Ending balance, December 31, 2015	$89	$157	$82	$112	$47	$59	$61	$216	$823

Gross loan balances
Individually evaluated for impairment	$152	$-	$151	$5	$-	$41	$239	$-	$588
Collectively evaluated for impairment	1,461	56,667	43,190	34,814	53,847	17,962	10,004	22,722	240,667
Loans acquired with deteriorated credit quality	555	1,377	2,349	-	-	137	360	-	4,778
Ending balance, December 31, 2015	$2,168	$58,044	$45,690	$34,819	$53,847	$18,140	$10,603	$22,722	$246,033

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

A summary of the allowance for loan losses by portfolio segment as of December 31, 2014 is as follows:

	Commercial Real Estate					Consumer
(dollars in thousands)	Acquisition, Development, Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
Allowance for loan losses
Beginning balance, December 31, 2013	$300	$39	$322	$377	$268	$120	$20	$43	$1,489

Charge-offs	(6)	(114)	-	(485)	(359)	-	-	-	(964)
Recoveries	33	57	49	91	-	4	4	21	259
(Charge-offs) recoveries	27	(57)	49	(394)	(359)	4	4	21	(705)

Provision (recovery)	(181)	115	(222)	374	235	(26)	52	(42)	305
Ending balance, December 31, 2014	$146	$97	$149	$357	$144	$98	$76	$22	$1,089

Allowance for loan losses for loans
Individually evaluated for impairment	$-	$-	$-	$110	$-	$-	$33	$-	$143
Collectively evaluated for impairment	56	97	149	247	144	98	43	22	856
Loans acquired with deteriorated credit quality	90	-	-	-	-	-	-	-	90
Ending balance, December 31, 2014	$146	$97	$149	$357	$144	$98	$76	$22	$1,089

Gross loan balances
Individually evaluated for impairment	$267	$-	$-	$142	$-	$-	$268	$-	$677
Collectively evaluated for impairment	934	50,057	46,382	23,042	64,870	8,192	10,442	1,232	205,151
Loans acquired with deteriorated credit quality	958	1,455	3,200	969	-	185	364	-	7,131
Ending balance, December 31, 2014	$2,159	$51,512	$49,582	$24,153	$64,870	$8,377	$11,074	$1,232	$212,959

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

(dollars in thousands)
Balance at December 31, 2013	$139
Amortization	(35)
Balance at December 31, 2014	$104
Amortization	(36)
Balance at December 31, 2015	$68

Amortization expense is expected to be approximately $35 thousand per year in 2016 and $33 thousand in 2017.

Note 6. Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment is as follows:

At December 31, (dollars in thousands)	2015	2014
Land	$2,305	$1,568
Buildings and improvements	3,656	2,640
Furniture, fixtures and equipment	1,174	1,082
Leasehold improvements	369	369
Automobiles	34	34
Total premises and equipment	$7,538	$5,693
Less: accumulated depreciation and amortization	(1,558)	(1,261)
Total premises and equipment, net	$5,980	$4,432

For the years ended December 31, 2015 and 2014, depreciation expense totaled $306 thousand and $294 thousand, respectively.

At the beginning of 2015, the Company leased two branches and an operations office under operating leases that were acquired as part of a business combination. Management determined that one of these leases required lease payments that were above market as of the date of the acquisition. A liability was established for $822 thousand at acquisition, the amount the contractual payments exceeded fair value. This liability was being accreted into income as a reduction of lease expense over the life of the lease. During the second quarter of 2015, this property was purchased and the related lease was terminated resulting in a favorable reversal of the fair value discount. This accretion adjustment reduced non-interest expense by $225 thousand. Accordingly, total rent expense net of accretion, for the years ended December 31, 2015 and 2014, respectively, amounted to $17 thousand and $227 thousand. Future lease expenses will no longer be reduced by accretion.

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

Following is a schedule by year of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2015.

(dollars in thousands)
By year ended December 31,	Rent
2016	$101
2017	96
2018	99
2019	8
Total minimum payments required	$304

The Chester branch lease, set to expire at the end of February 2016, was renegotiated after December 31, 2015, thus future minimum rental payments are only included for the first two months of 2016 in the above table for this branch (see Note 18 – Subsequent Events).

Note 7. Borrowings

The Bank is a member of the Federal Home Loan Bank of Atlanta (FHLB) which provides for short-term and long-term advances, typically collateralized by various mortgage products. The FHLB maintains a blanket security agreement on qualifying collateral. Detail related to FHLB advances at December 31, 2015 and 2014 is as follows:

(dollars in thousands)	Maturity date	2015	2014
FHLB Advance — 1.62%	December 2019	$10,000	$10,000
FHLB Advance — 0.615%	March 2016	10,000	10,000
FHLB Advance — 1.63%	October 2018	2,500	2,500
FHLB Advance — 1.92%	October 2019	2,500	2,500
FHLB Advance — 1.158%	January 2018	5,000	-
Total		$30,000	$25,000

Should the FHLB borrowing be repaid prior to maturity, the Bank may have to pay a mark-to-market termination fee to unwind on certain FHLB obligations. On the remaining advances, the Bank also has the option of converting and extending the borrowing term, subject to the inclusion of any mark-to-market fees. As of December 31, 2015, the Bank had approximately $14.1 million of remaining eligible loan collateral available for additional FHLB borrowings and remaining additional credit availability of $39.7 million based on the amount of other balance sheet investment securities held, excluding securities otherwise already pledged.

BVA maintains $4.5 million of unsecured lines of credit with other correspondent banks that were available for direct borrowings or Federal Funds purchased. The lines were undrawn at December 31, 2015.

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

Note 8. Related Party Transactions

Executive officers, directors and their affiliates had borrowings of $5.2 million and $4.7 million and unfunded commitments of $539 thousand and $523 thousand with the Bank at December 31, 2015 and 2014.

Related Party Borrowings at December 31, 2013	$1,227
New loans/advances	4,355
Repayments	(882)
Related Party Borrowings at December 31, 2014	4,700
New loans/advances	1,285
Repayments	(745)
Related Party Borrowings at December 31, 2015	$5,240

In addition, executive officers, directors and their affiliates maintained deposits of $2.6 million at December 31, 2015 and $2.9 million at December 31, 2014.

Note 9. Time Deposits

Remaining maturities on time deposits are as follows:

(dollars in thousands)
By year ended December 31,
2016	$81,699
2017	27,963
2018	25,356
2019	4,413
2020	14,587
Balance at December 31, 2015	$154,018

The aggregate amount of time deposits of $250,000 or more at December 31, 2015 and 2014 were $13.7 million and $9.7 million, respectively. The Bank maintained brokered time deposits of $35.2 million and $35.8 million at December 31, 2015 and 2014, respectively.

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

Note 10. Income Taxes

The Company and Bank file income tax returns in the U.S. federal jurisdiction. With few exceptions, the Bank is no longer subject to U.S. federal income tax examinations by tax authorities for years prior to 2012.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2015 and 2014, are presented below:

(dollars in thousands)	2015	2014
Deferred tax assets
Unrealized securites losses	$235	$159
Acquistion accounting adjustments	90	271
Other real estate owned	96	97
Net operating loss carryforward	6,385	6,372
Accrued vacation	26	22
Non-accrual loan interest	89	92
Bank premises and equipment	8	-
Stock compensation	52	34
Other	1	2
Total deferred tax assets	$6,982	$7,049

Deferred tax liabilities
Allowance for loan losses	$(903)	$(804)
Bank premises and equipment	-	(32)
Total deferred tax liabilities	$(903)	$(836)
Net deferred tax asset	$6,079	$6,213
Less: valuation allowance	(6,079)	(6,213)
	$-	$-

The provision for income taxes charged to operations as of December 31, 2015 and 2014 consists of the following:

(dollars in thousands)	2015	2014
Current tax expense	$-	$-
Deferred tax (benefit)	210	662
Less change in valuation allowance allocable to securities	(76)	(17)
Deferred tax (benefit)	134	645
Change in valuation allowance	(134)	(645)
Total tax expense	$-	$-

Under the provisions of the Internal Revenue Code, the Company has approximately $18.7 million of net operating loss carryforwards, which will expire if unused beginning in 2024 through 2034. As of December 31, 2015, net deferred tax assets (DTA) of $6.1 million have been fully reserved with a valuation allowance. It is estimated that all of the valuation allowance is available to be reversed if it is deemed more-likely-than-not that all of the deferred tax asset will be realized. Of the net operating losses that occurred prior to the change in control of BVA in December 2010 and of Cordia in April 2014, the amount of the loss carryforward available to offset taxable income is limited to approximately $254 thousand per year for twenty years for BVA and zero for Cordia. DTAs related to net operating losses in excess of the amount realizable during the 20 year carryforward period have been written off.

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

At December 31, 2015 and 2014, the following financial instruments were outstanding whose contractual amounts represent credit risk:

(dollars in thousands)	2015	2014
Unused commitments and commitments to fund	$16,133	$15,110
Commercial and standy letters of credit	445	535
	$16,578	$15,645

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

The Bank maintains its primary cash accounts in correspondent banks. Capital ratios of correspondents are reviewed periodically to ensure that their capital ratios are maintained at acceptable levels. There were uninsured balances held with these institutions of $10.6 million and $6.0 million at December 31, 2015 and 2014, respectively.

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

The final rules implementing Basel Committee on Banking Supervision's capital guidelines for U.S. banks (Basel III rules) became effective on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019.  As part of the new requirements, the Common Equity Tier I Capital ratio is calculated and utilized in the assessment of capital for all institutions.  Capital amounts and ratios for December 31, 2014 were calculated using the Basel I rules, which were effective until January 1, 2015. Quantitative measures established by regulation to ensure capital adequacy require financial institutions to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 capital and common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2015, the Bank meets all capital adequacy requirements to which it is subject.

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

As of December 31, 2015, the Bank was considered as well capitalized under the Federal Reserve Bank’s regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Bank's actual capital amounts and ratios as of December 31, 2015 and 2014, are presented in the following table:

	Actual Capital		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action
Provisions (dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
2015
Total capital
(To risk-weighted assets)	$28,280	13.43%	$16,842	8.00%	$21,052	10.00%
Tier 1 capital
(To risk-weighted assets)	$27,457	13.04%	$12,631	6.00%	$16,842	8.00%
Comon equity tier 1 capital*
(To risk-weighted assets)	$27,457	13.04%	$9,473	4.50%	$13,684	6.50%
Tier 1 capital
(To average assets)	$27,457	7.82%	$14,049	4.00%	$17,561	5.00%

2014
Total capital
(To risk-weighted assets)	$27,074	15.52%	$13,958	8.00%	$17,448	10.00%
Tier 1 capital
(To risk-weighted assets)	$25,985	14.89%	$6,979	4.00%	$10,469	6.00%
Tier 1 capital
(To average assets)	$25,985	8.24%	$12,610	4.00%	$15,763	5.00%

* Common equity tier 1 capital became applicable in 2015.

Dividend Limitations

As a result of regulatory restrictions due to losses realized by the Bank during 2014 and 2012 and the provisions of the Bank’s previous written agreement with the Federal Reserve Bank of Richmond, which terminated on August 13, 2013, we are not presently able to pay dividends without prior approval. Accordingly, the Bank paid no dividends during 2015 or 2014.

Note 13. Employee Benefit Plans

Employee 401(k) Savings Plan

The Company provides a 401(k) Plan that is available to employees meeting minimum eligibility requirements. The Company did not make any matching contributions to the plan in 2015 or 2014. The employee participants have various investment alternatives available in the 401(k) Plan; however, Company stock is currently not permitted as an investment alternative.

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

Deferred Compensation Plan

The Bank had a deferred compensation agreement with its Former Chief Executive Officer and Vice Chairman of the board entered into in January 2005, providing for benefit payments commencing January 1, 2010, for a period of five years. The final payout was made in December 2014. The annual payment for 2014 was $60 thousand. The obligation was based upon the present value of the expected payments over the expected payout and accrual period. There was no remaining liability as of December 31, 2015 or 2014.

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

At the Bank’s 2005 annual meeting of shareholders, the Bank’s shareholders ratified approval of the Bank of Virginia 2005 Stock Option Plan (the “2005 Plan”) which made available up to 26,560 shares for potential grants of stock options. The Plan was instituted to encourage and facilitate investment in the common stock of the Bank by key employees and executives and to assist in the long-term retention of service by those executives. The Plan covers employees as determined by the Bank’s Board of Directors from time to time. Options under the Plan were granted in the form of incentive stock options.

At the Bank’s 2011 annual meeting of shareholders, the Bank’s shareholders approved a new share-based compensation plan (Bank of Virginia 2011 Stock Incentive Plan or the “2011 Plan”). Under this plan, employees, officers and directors of the Bank or its affiliates are eligible to participate. The plan’s intent was to reward employees, officers and directors of the Bank or its affiliates for their efforts, to assist in the long-term retention of service for those who were awarded, as well as further align their interests with the Bank’s shareholders. At the Company’s 2014 annual meeting of shareholders, Cordia shareholders approved an amendment to the 2011 Plan to increase the number of shares authorized for issuance by an additional 800,000 shares. As of December 31, 2015, there were 592,765 shares available for issuance under the 2011 Plan.

There were 20,000 Cordia stock options granted outside the plan prior to the share exchange in March 2013. These stock options were forfeited during 2015. In addition, there were 10,000 stock options and 12,500 restricted stock issued in September 2013 outside the plan as an inducement grant to a newly hired officer.

Effective upon Cordia’s acquisition of the Bank on March 29, 2013, the 2005 and 2011 Plans were assumed by Cordia.

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

A summary of the Company’s option activity as of December 31, 2015 and 2014 and changes during the years then ended are presented in the following table:

	Option shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at January 1, 2014	115,656	$7.68	8.44
Granted	31,150	4.16	-
Forfeited	(1,328)	6.40	-
Outstanding at December 31, 2014	145,478	$6.94	7.88
Granted	23,600	3.86	-
Forfeited	(44,392)	6.28	-
Outstanding at December 31, 2015	124,686	$6.59	7.54
Exercisable at December 31, 2015	63,567	$8.71	-

Aggregate intrinsic value is calculated as the difference between the quoted price and the award exercise price of the stock. To the extent that the quoted price is less than the exercise price, there is no value to the underlying option awards, which was the case at both December 31, 2015 and 2014.

The weighted average fair value of options granted during 2015 and 2014 was $1.38 and $1.50, respectively. The remaining unrecognized compensation expense for the options granted totaled $58 thousand as of December 31, 2015 and will be recognized over the next 46 months, or 3.83 years.

The fair value of each option granted is estimated on the date of grant using the “Black-Scholes Option Pricing” method with the following assumptions for the year ended December 31, 2015 and 2014:

	2015	2014
Expected dividend rate	0.00%	0.00%

Expected volatility	30.00%	30.00%

Expected term in years	7	7

Risk free rate	2.01%	2.15%

Options totaling 23,600 and 31,150 were granted during the years ended December 31, 2015 and 2014, respectively, under the 2011 plan. The expected term of options granted under both the 2011 Plan and 2005 Plan were estimated based upon anticipated behavior patterns given the contractual terms of the options granted. The risk free rate for periods within the contractual life of the option has been based on the U.S. Treasury yield curve in effect at the time of the grant. Expected volatility has been based on the historical volatility of the Company’s stock.

During 2015, each non-executive director was granted 2,278 restricted shares, two executive officers were each granted 40,000 restricted shares and the new President and CEO of BVA was granted 3,378 restricted shares for a total of 103,880 restricted shares granted to directors and officers. The 2015 grants equaled $411 thousand in value. The non-executive director shares vested pro rata monthly over the course of 2015, and were fully vested by the end of 2015. During 2014, each non-executive director was granted 2,300 restricted shares, or a time of service prorated amount and the CEO was granted 66,000 restricted shares for a total of 85,933 restricted shares granted to directors and officers. The 2014 grants equaled $361 thousand in value. The non-executive director shares vested pro rata monthly over the course of 2014, and were fully vested by the end of 2014.

A summary of the status of the Company’s nonvested shares in relation to the Company’s restricted stock awards as of December 31, 2015 and 2014, and changes during the years ended December 31, 2015 and 2014 is presented below. The weighted average price is the weighted average fair value at the date of grant.

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

	Shares	Weighted Average Price
Nonvested as of January 1, 2014	11,700	$4.41
Granted	85,933	4.20
Vested	45,053	4.21
Forfeited	-	-
Nonvested as of December 31, 2014	52,580	$4.23
Granted	103,880	3.96
Vested	49,000	4.05
Forfeited	-	-
Nonvested as of December 31, 2015	107,460	$4.05

The weighted average fair value of restricted stock granted during the year was $3.96. The remaining unrecognized compensation expense for the shares granted totaled $372 thousand as of December 31, 2015 and will be recognized over the next 36 months, or 3 years.

A total of 578,125 shares of restricted shares of common stock were granted to founding investors of Cordia predominantly during 2009 and 2010 and are considered at December 31, 2014 more-likely-than-not to not vest due to significant performance based thresholds, for which the vesting time period expires in October 2016.

Stock-based compensation expense was $318 thousand in 2015 and $270 thousand in 2014.

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

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

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

Commitments to Extend Credit, Standby Letters of Credit, and Financial Guarantees

Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. At December 31, 2015 and 2014, the fair value of loan commitments and standby letters of credit was deemed to be immaterial and therefore is not included.

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

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

The following table presents estimated fair values of the Company’s financial statements in accordance with authoritative accounting guidance:

		Fair Value Measurements at December 31, 2015
(dollars in thousands)	Carrying amount	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash and cash equivalents	$18,460	$18,460	$-	$-	$18,460
Securities available for sale	46,220	-	46,220	-	46,220
Securities held to maturity	25,500	-	25,694	-	25,694
Restricted securities	2,355	-	2,355	-	2,355
Loans held for sale	220		220
Net Loans held for investment	245,210	-	-	244,776	244,776
Interest receivable	2,085	-	2,085	-	2,085
Liabilities:
Demand deposits	28,969	-	28,969	-	28,969
Savings and interest-bearing demand deposits	107,057	-	107,057	-	107,057
Time deposits	154,018	-	154,027	-	154,027
FHLB Borrowings	30,000	-	29,878	-	29,878
Interest payable	197	-	197	-	197

		Fair Value Measurements at December 31, 2014
(dollars in thousands)	Carrying amount	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash and cash equivalents	$21,847	$21,847	$-	$-	$21,847
Securities available for sale	53,483	-	53,483	-	53,483
Securities held to maturity	20,716	-	21,047	-	21,047
Restricted securities	2,092	-	2,092	-	2,092
Loans held for investment	211,870	-	-	213,861	213,861
Interest receivable	2,040	-	2,040	-	2,040
Liabilities:
Demand deposits	29,795	-	29,795	-	29,795
Savings and interest-bearing demand deposits	84,258	-	82,258	-	82,258
Time deposits	151,550	-	152,179	-	152,179
FHLB Borrowings	25,000	-	24,753	-	24,753
Interest payable	161	-	161	-	161

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

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

The following table presents the balances of financial assets measured at fair value on a recurring basis at December 31, 2015 and 2014:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Balance at December 31,	(Level 1)	(Level 2)	(Level 3)
2015

U. S. Government Agencies	$2,139	$-	$2,139	$-
Agency Guaranteed Mortgage-backed securities	44,081	-	44,081	-

2014

U. S. Government Agencies	$3,719	$-	$3,719	$-
Agency Guaranteed Mortgage-backed securities	49,764	-	49,764	-

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

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis at December 31, 2015 and 2014.

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Balance at December 31,	(Level 1)	(Level 2)	(Level 3)
2015
Impaired loans	$48	$-	$-	$48
Other real estate owned	1,870	-	-	1,870

2014
Impaired loans	$42	$-	$-	$42
Other real estate owned	1,641	-	-	1,641

The following table displays quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2015 and 2014.

	December 31, 2015
(dollars in thousands)	Quantitative Information About Level 3 Fair Value Measurements
Description	Fair Value	Valuation Technique	Unobservable input	Range

Impaired loans	$48	-	-	0-10%
Other real estate owned	$1,870	Discounted appraised value	Discount for lack of marketability	6-29%

	December 31, 2014
(dollars in thousands)	Quantitative Information About Level 3 Fair Value Measurements
Description	Fair Value	Valuation Technique	Unobservable input	Range

Impaired loans	$42	-	-	0-10%
Other real estate owned	$1,641	Discounted appraised value	Discount for lack of marketability	6-29%

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

Note 15. Other Real Estate Owned

The table below presents a summary of the activity related to other real estate owned:

(dollars in thousands)	2015	2014
Beginning balance, January 1	$1,641	$1,545
Additions	634	83
Improvements	6	-
Valuation adjustments	(65)	13
Sales	(346)	-
Ending balance, December 31	$1,870	$1,641

Residential real estate included in ending balance, December 31	$1,184	$1,192

The Company aggressively attempts to dispose of its other real estate and has contracted with a third-party vendor to aid in expediting the sales process. The Company recorded a gain of $21 thousand in 2015 on the sale of other real estate owned during 2015 as compared to no gain in 2014. The Company recorded an expense of $90 thousand and $46 thousand related to other real estate owned for the years ended December, 31, 2015 and 2014, respectively.

Note 16. Accumulated Other Comprehensive (Loss)

The changes in accumulated other comprehensive loss for years ended December 31, 2015 and 2014 are summarized as follows:

(dollars in thousands)	Unrealized Gain (Loss) on Available-for-Sale Securities	Unrealized Gain (Loss) on Held-to- Maturity Securities	Total

Balance December 31, 2013	$(50)	$(334)	$(384)

Unrealized holding losses on available for sale securities	(132)	-	(132)
Amortization of AFS to HTM reclassification adjustment	-	48	48
Net current period other comprehensive income	(132)	48	(84)

Balance December 31, 2014	$(182)	$(286)	$(468)

Unrealized holding losses on available for sale securities	(271)	-	(271)
Amortization of AFS to HTM reclassification adjustment	-	49	49
Net current period other comprehensive income	(271)	49	(222)

Balance December 31, 2015	$(453)	$(237)	$(690)

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

The following table presents information on amounts reclassified out of accumulated other comprehensive income (loss), by category, during the periods indicated:

(in thousands)	2015	2014	Affected Line Item on Condensed Consolidated Statement of Operations
Available-for-sale securities
Realized gains on sales of securities	$133	$177	Net gain on sale of available-for-sale securities

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

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

Note 18. Parent Company – Condensed Financial Statements

Cordia Bancorp, Inc. owns 100.0% of the outstanding shares of the Bank of Virginia at December 31, 2015. Condensed financial statements of Cordia Bancorp, Inc. follow:

Condensed Balance Sheets

December 31, 2015 and 2014

(dollars in thousands)	2015	2014
Assets:
Cash and due from banks	$940	$1,779
Investment in Bank of Virginia	26,796	25,621
Other assets	7	11
Total assets	$27,743	$27,411

Liabilities and capital:

Liabilities	$4	$275

Equity
Common stock	65	65
Additional paid-in capital	33,191	32,956
Retained deficit	(4,827)	(5,417)
Accumulated other comprehensive loss	(690)	(468)
Total equity	27,739	27,136
Total liabilities and equity	$27,743	$27,411

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

Condensed Statements of Operations

For the years ended December 31, 2015 and 2014

(dollars in thousands)	2015	2014
Income:
Equity in undistributed income of subsidiary	$1,397	$323
Interest income	-	1
Total income	$1,397	$324

Expenses:
Other expense	807	736
Total expense	807	736
Net income (loss)	$590	$(412)

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

Condensed Statements of Cash Flows

For the years ended December 31, 2015 and 2014

(dollars in thousands)	2015	2014
Cash flows from operating activities:
Net income (loss)	$590	$(412)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in undistributed income of subsidiary	(1,397)	(323)
Stock-based compensation	318	270
Net decrease in other assets	4	218
Net decrease in other liabilities	(271)	(760)
Net cash used in operating activities	(756)	(1,007)

Cash flows from investing activities:
Investment in Bank of Virginia, net of costs	-	(11,500)
Net cash used in investing activities	-	(11,500)

Cash flows from financing activities:
Repurchase of common stock	(83)	-
Issuance of Common Stock, net of costs	-	14,075
Net cash (used in) provided by investing activities	(83)	14,075
Net increase (decrease) in cash and due from banks	(839)	1,568
Cash and due from banks, beginning of period	1,779	211
Cash and due from banks, end of period	$940	$1,779

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

Note 19. Subsequent Events

In February 2016, the Chester branch lease was renewed for an additional five years. Future minimum rental payments required under this renewal are as follows:

(dollars in thousands)
By year ended December 31,	Rent
2016	$49
2017	50
2018	51
2019	52
2020	53
Total minimum payments required under renewal	$255

On March 1, 2016, the Bank transferred certain marketing arrangements, internet domains and intellectual property related to CordiaGrad to a newly formed subsidiary, which it then sold to Jack C. Zoeller, who resigned as Cordia’s President and Chief Executive Officer in connection with the transaction. No loans were sold as part of the transaction and, as part of the transaction, the Bank agreed to provide certain transition and loan origination services to the new entity acquired by Mr. Zoeller through June 30, 2016. Cordia anticipates recording charges totaling $1.6 million in the first quarter of 2016 relating to the loss on the sale of the CordiaGrad business and the vesting of equity awards held by Mr. Zoeller. The reduction to book value is expected to be approximately $740 thousand due to the capital contribution resulting from the vesting of equity awards held by Mr. Zoeller.

Effective March 1, 2016, following Jack Zoeller’s resignation, O.R. (Ed) Barham, Jr. was appointed as a director and as President and Chief Executive Officer of Cordia and as Chairman of the Board of Directors of the Bank.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Cordia Bancorp Inc.

Midlothian, Virginia

We have audited the accompanying consolidated balance sheets of Cordia Bancorp Inc. and subsidiary (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cordia Bancorp Inc. and subsidiary as of December 31, 2015 and 2014 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia
March 23, 2016
87

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

(a)	Disclosure Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of December 31, 2015, the Company’s disclosure controls and procedures were effective.

(b)	Internal Controls over Financial Reporting

Cordia's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Management assessed the effectiveness of Cordia's internal control over financial reporting as of December 31, 2015 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in a report entitled Internal Control — Integrated Framework (1992). Based on its assessment, management has concluded that Cordia maintained effective internal control over financial reporting as of the quarter ended December 31, 2015.

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

(c)	Changes to Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information regarding the directors and officers of Cordia and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section captioned : ”Items of Business to be Voted on by Shareholders – Item 1 – Election of Directors” in Cordia’s Proxy Statement for the 2016 Annual Meeting of Shareholders and to Part I, Item 1 “Business – Executive Officers of the Registrant” to this Annual Report on Form 10-K.

Code of Ethics

Cordia has adopted a code of ethics that applies to its principal executive officer, the principal financial officer and principal accounting officer. A copy of the Company’s code of business conduct and ethics is available on the Corporate portion of the Bank’s website at www.bankofva.com.

Item 11.	Executive Compensation

The information regarding executive compensation is incorporated herein by reference to the section captioned “Executive Compensation” in Cordia’s Proxy Statement for the 2016 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The information relating to certain relationships and related transactions is incorporated herein by reference to the section captioned “Stock Ownership” in Cordia’s Proxy Statement for the 2016 Annual Meeting of Shareholders.

Security Ownership of Management

The information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Cordia’s Proxy Statement for the 2016 Annual Meeting of Shareholders.

Changes in Control

Management of Cordia knows of no arrangements, including any pledge by any person or securities of Cordia, the operation of which may at a subsequent date result in a change in control of the registrant.

Equity Compensation Plan Information

The following table sets forth information about Cordia common stock that may be issued upon exercise of options, warrants and rights under all of Cordia’s equity compensation plans as of December 31, 2015.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuarance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	114,686	$6.78	592,765

Equity compensation plans not approved by security holders	10,000	4.41	-

Total	124,686	$6.59	592,765

Item 13.	Certain Relationships, and Related Transactions, and Director Independence

The information relating to certain relationships and related transactions is incorporated herein by reference to the sections captioned “Items of Business to be Voted on by Shareholders – Item 1 – Election of Directors” and “Other Information Relating to Directors and Executive Officers – Certain Relationships and Related Transactions” in Cordia’s Proxy Statement for the 2016 Annual Meeting of Shareholders.

Item 14.	Principal Accounting Fees and Services

The information relating to principal accounting fees and expenses is incorporated herein by reference to the section captioned “Audit Related Matters” in Cordia’s Proxy Statement for the 2016 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Exhibit No.	Description	Incorporated by Reference to

3.1	Second Amended and Restated Articles of Incorporation of Cordia Bancorp Inc.	Exhibit 3 to Form 10-Q for the quarter ended June 30, 2014.

3.3	Bylaws of Cordia Bancorp Inc.	Exhibit 3.2 to Registration Statement on Form S-4 (File No. 333-186087), as amended, initially filed on January 18, 2013.

10.1*	Bank of Virginia 2005 Stock Option Plan	Exhibit 10.1 to Registration Statement on Form S-4 (File No. 333-186087), as amended, initially filed on January 18, 2013.

10.2*	Form of Employee Stock Option Agreement	Exhibit 10.1 to Registration Statement on Form S-4 (File No. 333-186087), as amended, initially filed on January 18, 2013.

10.3*	Form of Director Stock Option Agreement	Exhibit 10.3 to Registration Statement on Form S-4 (File No. 333-186087), as amended, initially filed on January 18, 2013.

10.4*	Bank of Virginia 2011 Stock Incentive Plan	Exhibit 10.5 to Registration Statement on Form S-4 (File No. 333-186087), as amended, initially filed on January 18, 2013.

10.5*	Amended and Restated Series A Stock Purchase Agreement between Cordia Bancorp Inc. and David C. Bushnell	Exhibit 10.8 to Registration Statement on Form S-4 (File No. 333-186087), as amended, initially filed on January 18, 2013.

10.6*	Second Amended and Restated Founder Stock Purchase Agreement between Cordia Bancorp Inc. and Peter W. Grieve	Exhibit 10.9 to Registration Statement on Form S-4 (File No. 333-186087), as amended, initially filed on January 18, 2013.

10.7*	Amended and Restated Founder Stock Purchase Agreement between Cordia Bancorp Inc. and Raymond H. Smith, Jr.	Exhibit 10.10 to Registration Statement on Form S-4 (File No. 333-186087), as amended, initially filed on January 18, 2013.

10.8*	Amended and Restated Founder Stock Purchase Agreement between Cordia Bancorp Inc. and Todd S. Thomson	Exhibit 10.11 to Registration Statement on Form S-4 (File No. 333-186087), as amended, initially filed on January 18, 2013.

10.9*	Second Amended and Restated Founder Stock Purchase Agreement between Cordia Bancorp Inc. and John P. Wright	Exhibit 10.12 to Registration Statement on Form S-4 (File No. 333-186087), as amended, initially filed on January 18, 2013.

10.10*	Form of Incentive Stock Option Award	Exhibit 10.14 to Registration Statement on Form S-4 (File No. 333-186087), as amended, initially filed on January 18, 2013.

10.11*	Form of Non-Statutory Stock Option Award	Exhibit 10.15 to Registration Statement on Form S-4 (File No. 333-186087), as amended, initially filed on January 18, 2013.

10.12*	Nonqualified Inducement Stock Option Grant Notice and Stock Option Agreement with Mark A. Severson	Exhibit 99.1 to Registration Statement on Form S-8 (File No. 333-192340) filed on November 14, 2013

10.13*	Inducement Restricted Stock Award Notice and Award Agreement with Mark A. Severson	Exhibit 99.2 to Registration Statement on Form S-8 (File No. 333-192340) filed on November 14, 2013

10.14	Stock Purchase Agreement, dated March 1, 2016, by and between Jack C. Zoeller, Bank of Virginia, and, with respect to certain provisions, Cordia Bancorp, Inc.**

21	Subsidiaries

23	Consent of Yount, Hyde, Barbour, P.C.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer and Principal Financial Officer

32.1	Section 1350 Certification

101.1	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the consolidated Statements of Operations (iii) the Consolidated Statements of Comprehensive Income (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

*Management contract or compensatory plan, contract or arrangement.

** Confidential treatment has been requested with respect to portions of this exhibit pursuant to Rule 24b-2 of the Exchange Act and these confidential portions have been redacted from the document filed as an exhibit to this report. A complete copy of this agreement, including the redacted terms, has been separately filed with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORDIA BANCORP INC.

By:	/s/.O.R. (Ed) Barham, Jr.
O.R. (Ed) Barham, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ O.R. (Ed) Barham, Jr	March 23, 2016
O.R. (Ed) Barham, Jr.
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Mark A. Severson	March 23, 2016
Mark A. Severson
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)

/s/ David C. Bushnell	March 23, 2016
David C. Bushnell
Director

/s/ G. Waddy Garrett	March 23, 2016
G. Waddy Garrett
Director

/s/ Thomas L. Gordon	March 23, 2016
Thomas L. Gordon
Director

/s/ Peter W. Grieve	March 23, 2016
Peter W. Grieve
Director

/s/ Hunter R. Hollar	March 23, 2016
Hunter R. Hollar
Director

/s/ Michael Rosinus	March 23, 2016
Michael Rosinus
Director

/s/Raymond Smith	March 23, 2016
Raymond Smith
Director

March 23, 2016
Todd S. Thomson
Director

/s/ John P. Wright	March 23, 2016
John P. Wright
Director

/s/ David Zlatin	March 23, 2016
David Zlatin
Director

