Form 10-Q
period 2016-03-31
Cordia Bancorp Inc
filed 2016-05-16
CIK 1466292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

As of May 5, 2016, there were 6,798,250 shares of common stock outstanding.

i

Item 1.    Consolidated Financial Statements

Cordia Bancorp

Consolidated Balance Sheets

	(Unaudited)
(dollars in thousands, except per share data)	March 31, 2016	December 31, 2015
Assets
Cash and due from banks	$4,911	$6,135
Federal funds sold and interest-bearing deposits with banks	12,805	12,325
Total cash and cash equivalents	17,716	18,460
Securities available for sale, at fair market value	44,899	46,220
Securities held to maturity, at cost (fair value $37,675 and $25,694 at March 31, 2016 and December 31, 2015, respectively)	37,227	25,500
Restricted securities	2,393	2,355
Loans held for sale	10,646	220
Loans net of allowance for loan losses of $866 and $823, at March 31, 2016 and December 31, 2015, respectively	224,554	245,210
Premises and equipment, net	5,919	5,980
Accrued interest receivable	2,018	2,085
Other real estate owned, net of valuation allowance	2,017	1,870
Other assets	429	590
Total assets	$347,818	$348,490

Liabilities and stockholders' equity
Deposits
Non-interest bearing	$26,938	$28,969
Savings and interest-bearing demand	112,582	107,057
Time deposits	150,503	154,018
Total deposits	290,023	290,044
Accrued expenses and other liabilities	943	707
FHLB borrowings	30,000	30,000
Total liabilities	320,966	320,751

Commitments and contingencies

Stockholders' equity
Preferred stock, 2,000 shares authorized, $0.01 par value, none issued and outstanding	-	-
Common stock:
Common stock - 120,000,000 shares authorized, $0.01 par value, 5,394,563 and 5,186,349 shares outstanding (includes 81,799 and 107,460 of nonvested shares) at March 31, 2016 and December 31, 2015, respectively respectively	53	51
Nonvoting common stock - 5,000,000 shares authorized, $0.01 par value, 1,400,437 shares outstanding at March 31, 2016 and December 31, 2014, respectively	14	14
Additional paid-in capital	34,075	33,191
Retained deficit	(7,142)	(4,827)
Accumulated other comprehensive loss	(148)	(690)
Total stockholders' equity	26,852	27,739
Total liabilities and stockholders' equity	$347,818	$348,490

See Notes to the Consolidated Financial Statements

Cordia Bancorp

Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
(dollars in thousands, except per share data)	2016	2015
Interest income
Interest and fees on loans	$2,628	$2,183
Investment securities	398	363
Federal funds sold and deposits with banks	9	7
Total interest income	3,035	2,553
Interest expense
Interest on deposits	546	454
Interest on FHLB borrowings	95	89
Total interest expense	641	543
Net interest income	2,394	2,010
Provision for (recovery of) loan losses	98	(340)
Net interest income after (recovery of) provision for loan losses	2,296	2,350
Non-interest income (loss)
Service charges on deposit accounts	31	30
Net gain on sale of available for sale securities	-	114
Realized and unrealized gains (losses) on loans held for sale	(713)	21
Other income	68	48
Total non-interest income (loss)	(614)	213
Non-interest expense
Salaries and employee benefits	1,904	1,280
Professional services	170	84
Occupancy	144	153
Data processing and communications	246	198
FDIC assessment and bank fees	169	90
Bank franchise taxes	48	49
Student loan servicing fees and other loan expenses	167	146
Other real estate expenses, net	39	6
Supplies and equipment	73	73
Insurance	18	20
Director's fees	53	26
Marketing and business development	35	18
Loss on sale of subsidiary	843	-
Other operating expenses	88	69
Total non-interest expense	3,997	2,212
Net income (loss) before income taxes	(2,315)	351
Income taxes	-	-
Net income (loss)	$(2,315)	$351

Basic net income (loss) per common share	$(0.35)	$0.05
Diluted net income (loss) per common share	$(0.35)	$0.05
Weighted average common shares outstanding, basic	6,658,976	6,559,217
Weighted average common shares outstanding, diluted	6,658,976	6,559,217

See Notes to the Consolidated Financial Statements

Cordia Bancorp

Consolidated Statement of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2016	2015
Net income (loss)	$(2,315)	$351

Other comprehensive income
Unrealized securities gains (losses) arising during period	531	418
Less: Reclassification adjustment for net securities gains included in net income (loss)	-	(114)
Add: Amortization of unrealized losses for securities transferred from available for sale to held to maturity	11	12
Total other comprehensive income	542	316

Comprehensive income (loss)	$(1,773)	$667

See Notes to the Consolidated Financial Statements

Cordia Bancorp

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2016	2015
Cash flows from operating activities:
Net income (loss)	$(2,315)	$351
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Net amortization of premium on investment securities	104	113
Purchase accounting accretion, net	(4)	(38)
Depreciation	82	74
Amortization of deferred loan costs and fees	138	83
Provision for (recovery of) loan losses	98	(340)
Net gain on available for securities	-	(114)
Stock based compensation	886	55
Other real estate owned valuation adjustment	8	-
Originations of loans held for sale	(5,540)	(1,374)
Proceeds from the sale of loans held for sale	24,152	1,278
Realized and unrealized (gains) losses on loans held for sale	713	(21)
Gain on the disposal of premises and equipment	(8)	-
Changes in assets and liabilities:
Decrease in accrued interest receivable	67	54
Decrease (increase) in other assets	152	(226)
Increase in accrued expenses and other liabilities	238	224
Net cash provided by operating activities	18,771	119
Cash flows from investing activities:
Purchase of securities available for sale	-	(3,080)
Purchase of securities held to maturity	(12,498)	-
(Purchase) redemptions of restricted securities, net	(38)	(313)
Proceeds from sales, maturities, and paydowns of securities available for sale	1,779	15,481
Proceeds from payments/maturities of securities held to maturity	751	572
Net increase in loans	(9,475)	(6,503)
Improvements to other real estate owned	-	(6)
Purchase of premises and equipment	(28)	(42)
Proceeds on the sale of premises and equipment	15	-
Net cash (used in) provided by investing activities	(19,494)	6,109
Cash flows from financing activities:
Net (decrease) increase in demand savings, interest-bearing checking and money market deposits	3,191	(3,343)
Net increase in time deposits	(3,212)	3,365
Proceeds from FHLB advances	10,000	5,000
Repayment of FHLB advances	(10,000)	-
Net cash (used in) provided by investing activities	(21)	5,022
Net increase (decrease) in cash and cash equivalents	(744)	11,250
Cash and cash equivalents, beginning of period	18,460	21,840
Cash and cash equivalents, end of period	$17,716	$33,090
Supplemental disclosure of cash flow information
Cash payments for interest	$617	$525
Supplemental disclosure of noninvesting activities
Unrealized gains (losses) on securities available for sale	$531	$304
Amortization of unrealized losses transferred to held to maturity	$11	$12
Transfer of loans from held for investment to held for sale	$29,751	$-
Loans transferred to other real estate owned	$155	$-

See Notes to the Consolidated Financial Statements

Cordia Bancorp

Notes to Consolidated Financial Statements

Note 1.	Organization and Summary of Significant Accounting Policies

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

On March 29, 2013, the Company completed a share exchange with the Bank resulting in the Bank becoming a wholly owned subsidiary of the Company. Under the terms of the Agreement and Plan of Share Exchange between the Company and the Bank, each outstanding share of the Bank’s common stock owned by persons other than the Company were exchanged for 0.664 of a share of the Company’s common stock. Shares of the Company’s common stock are listed on the Nasdaq Stock Market under the symbol “BVA”. The Company has owned 100.0% of the Bank’s shares since the completion of the exchange.

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

On May 20, 2015, Cordia announced that it had authorized a stock repurchase program to acquire up to $500,000 of the Company’s outstanding common stock. Repurchase will be conducted through open market purchases or through privately negotiated transactions and will be made from time to time depending on market conditions and other factors. As of March 31, 2016, the Company had repurchased 21,200 shares.

In the fourth quarter of 2014 the Bank launched CordiaGrad, a private student loan refinancing program aimed at high-achieving graduates with student loans. On March 1, 2016, in order for Cordia to strategically focus on its core business of community banking, the Bank transferred certain assets and marketing arrangements related to CordiaGrad to a newly formed subsidiary and subsequently sold it to Jack C. Zoeller for nominal consideration in return for Mr. Zoeller’s resignation as Cordia’s President and Chief Executive Officer, resignation from the board of both Cordia and the Bank and his agreement to relinquish all of his rights under his employment agreement with Cordia, including all salary and benefits. Mr. Zoeller’s unvested restricted stock and stock options vested in connection with the agreement. No loans were sold as part of the transaction and, as part of the transaction, the Bank agreed to provide certain transition and loan origination services to the new entity acquired by Mr. Zoeller through June 30, 2016.

Cordia’s principal business is the ownership of BVA. Because Cordia does not have any business activities separate from the operations of BVA, the information in this document regarding the business of Cordia reflects the activities of Cordia and BVA on a consolidated basis. References to “we” and “our” in this document refer to Cordia and BVA, collectively.

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

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

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and prevailing practices within the financial services industry for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements and prevailing practices within the banking industry. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2016. In the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim periods have been included.

These statements should be read in conjunction with the financial statements and accompanying notes included in the Company’s 2015 Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 23, 2016.

Principles of Consolidation

The accompanying consolidated financial statements include all accounts of the Company and the Bank. All material intercompany balances and transactions have been eliminated in consolidation.

Summary of Significant Accounting Policies

We provide a summary of our significant accounting policies in our 2015 Form 10-K under “Note 1 – Organization and Summary of Significant Accounting Policies”. There have been no significant changes to these policies during 2016.

Recent Accounting Pronouncements

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in ASU 2016-01, among other things: 1) require equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2) require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; 3) require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables); 4) eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently assessing the impact that ASU 2016-01 will have on its consolidated financial statements.

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently assessing the impact that ASU 2016-02 will have on its consolidated financial statements.

During March 2016, the FASB issued ASU No. 2016-05, “Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.” The amendments in this ASU clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria remain intact. The amendments are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU 2016-05 to have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, “Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.” The amendments in this ASU eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. In addition, the amendments in this ASU require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Early Adoption is permitted. The Company does not expect the adoption of ASU 2016-07 to have a material impact on its consolidated financial statements.

During March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Shares-Based Payment Accounting.” The amendments in this ASU simplify several aspects of the accounting for share-based payment award transactions including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently assessing the impact that ASU 2016-09 will have on its consolidated financial statements.

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

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

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

The accretion (amortization) of the acquisition accounting adjustments had the following impact on the financial statements:

	Three Months Ended March 31,
(dollars in thousands)	2016	2015
Loans	$11	$21
Premises and equipment	2	2
Core deposit intangible	(9)	(9)
Building lease obligations	-	24
Net impact to net income (loss)	$4	$38

Note 3.	Earnings Per Share

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

Options to purchase 125 thousand shares of the Company’s common stock (100% of the stock options outstanding) were not included in the computation of earnings per share for the 2016 period because the share awards exercise prices exceeded the average market price of the Company’s common stock and, therefore, the effect would have been anti-dilutive. Options to purchase 144 thousand shares of the Company’s common stock (100% of the options outstanding) were not included in the computation of earnings per share for the 2015 period because the share award exercise prices exceeded the average market price of the Company’s common stock during all periods presented and, therefore, the effect would have been anti-dilutive.

For the periods ended March 31, 2016 and 2015, 394,125 and 578,125 shares, respectively, of unvested common stock were excluded from the computation of basic and diluted earnings per common share as they are performance based and not deemed “more likely than not” to vest. All other vested and non-vested restricted common shares, which carry all rights and privilege of a stockholder with respect to the stock, including the right to vote, were included in the basic and diluted per common share calculations.

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

The calculation for basic and diluted earnings per common share for the periods ended March 31, 2016 and 2015 are as follows:

Three months ended March 31, 2016 and 2015:

(dollars in thousands)	2016	2015

Net income (loss) attributable to Company	$(2,315)	$351

Weighted average common shares outstanding, basic	6,658,976	6,559,217

Dilutive effect of stock options	-	-

Weighted average common shares outstanding, diluted	6,658,976	6,559,217

Basic income (loss) per common share	$(0.35)	$0.05

Diluted income (loss) per common share	$(0.35)	$0.05

Note 4.	Securities

Our investment portfolio consists of U.S. agency debt and agency guaranteed mortgage-backed securities. Our investment security portfolio includes securities classified as available for sale as well as securities classified as held to maturity. We classify securities as available for sale or held to maturity based on our investment strategy and management’s assessment of our intent and ability to hold the securities until maturity. The total securities portfolio (excluding restricted securities) was $82.1 million at March 31, 2016 as compared to $71.7 million at December 31, 2015. At March 31, 2016, the securities portfolio consisted of $44.9 million of securities available for sale, at fair value and $37.2 million of securities held to maturity, at amortized cost.

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

The table below presents the amortized cost, gross unrealized gains and losses, and fair value of securities available for sale at March 31, 2016 and December 31, 2015.

	March 31, 2016
	Amortized	Gross Unrealized
(dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government agencies	$1,996	$11	$(9)	$1,998
Agency guaranteed mortgage-backed securities	42,825	173	(97)	42,901
Total	$44,821	$184	$(106)	$44,899

	December 31, 2015
	Amortized	Gross Unrealized
(dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government agencies	$2,144	$5	$(10)	$2,139
Agency guaranteed mortgage-backed securities	44,529	3	(451)	44,081
Total	$46,673	$8	$(461)	$46,220

The table below presents the carry value, gross unrealized gains and losses, and fair value of securities held to maturity at March 31, 2016 and December 31, 2015.

	March 31, 2016
	Amortized	Gross Unrealized
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Agency guaranteed mortgage-backed securities	$37,227	$486	$(38)	$37,675
Total	$37,227	$486	$(38)	$37,675

	December 31, 2015
	Amortized	Gross Unrealized
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Agency guaranteed mortgage-backed securities	$25,500	$230	$(36)	$25,694
Total	$25,500	$230	$(36)	$25,694

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

The amortized cost and fair value of securities available for sale as of March 31, 2016, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties. They are as follows:

(Dollars in thousands)	Amortized Cost	Fair Value
Over five years within ten years	$1,996	$1,998
Over ten years	42,825	42,901
Total	$44,821	$44,899

The carry value and fair value of securities held to maturity as of March 31, 2016, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties. They are as follows:

(Dollars in thousands)	Amortized Cost	Fair Value
Over five years within ten years	$3,616	$3,779
Over ten years	33,611	33,896
Total	$37,227	$37,675

As of March 31, 2016, the portfolio is concentrated in average maturities of over ten years, although all recently purchased securities have effective duration much shorter than ten years. The portfolio is available to support liquidity needs of the Company. The Company did not sell available for sale securities during the three months ended March 31, 2016. During the three months ended March 31, 2015, the Company sold $13.1 million available for sale securities and recognized a gross gain of $114 thousand in noninterest income.

Unrealized losses on investments at March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016
	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$-	$-	$1,448	$(9)	$1,448	$(9)
Agency guaranteed mortgage-backed securities	19,347	(101)	3,233	(34)	22,580	(135)
Total	$19,347	$(101)	$4,681	$(43)	$24,028	$(144)

	December 31, 2015
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$-	$-	$1,521	$(10)	$1,521	$(10)
Agency guaranteed mortgage-backed securities	43,021	(429)	3,315	(58)	46,336	(487)
Total	$43,021	$(429)	$4,836	$(68)	$47,857	$(497)

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

As of March 31, 2016, there were U.S. Government agency securities and agency guaranteed mortgage-backed securities with unrealized losses totaling $144 thousand. As of December 31, 2015, there were U.S. Government agency securities and agency guaranteed mortgage-backed securities with unrealized losses totaling $497 thousand. All of the unrealized losses are attributable to increases in interest rates and not to credit deterioration. Currently, the Company believes that it is probable that it will be able to collect all amounts due according to the contractual terms of the investments. Because the decline in market value is attributable to changes in interest rates and not to credit quality and because it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired.

Investment securities with combined market values of $13.4 million and $13.8 million were pledged to secure public funds with the State of Virginia at March 31, 2016 and December 31, 2015, respectively. We had $22.6 million in securities and $16.8 million in securities pledged to secure FHLB advances at March 31, 2016 and December 31, 2015, respectively.

Note 5.	Loans Held for Sale

Secondary market mortgage loans are designated as held for sale at the time of their origination. These loans are pre-sold with servicing released and the Company does not retain any interest after the loans are sold. These loans consist primarily of fixed-rate, single-family residential mortgage loans which meet the underwriting characteristics of certain government–sponsored enterprises (conforming loans). In addition, the Company requires a firm purchase commitment from a permanent investor before a loan can be committed, thus limiting interest rate risk. Loans held for sale are carried at the lower of cost or fair value. Gains on sales of loans are recognized at the loan closing date and are included in noninterest income. The Company had $173 thousand and $220 thousand of residential mortgage loans held for sale as of March 31, 2016 and December 31, 2015, respectively.

In the first quarter of 2016, the Company transferred $29.8 million of refinanced private student loans from loans held for investment to loans held for sale. $24.0 million of these loans were subsequently sold in the first quarter of 2016, servicing released. These loans are carried at the lower of cost or fair value and net unrealized losses are recognized through a valuation allowance by charges to operations. The carrying amount of loans held for sale includes principal balances, valuation allowances, and direct costs that are deferred at the time of origination. The Company had $10.5 million of these loans at March 31, 2016. The refinanced private student loans had a valuation allowance of $206 thousand at March 31, 2016. The activity in the valuation allowance is described in the table below:

(dollars in thousands)	2016
Balance at January 1	$-
Additions	706
Loss on sale of loans	(500)
Balance at March 31	$206

Note 6.	Loans, Allowance for Loan Losses and Credit Quality

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

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

The following table exhibits loans by sub-segment at March 31, 2016 and December 31, 2015.

(dollars in thousands)	March 31, 2016	December 31, 2015
Commercial Real Estate:
Acquisition, development and construction	$2,209	$2,168
Non-owner occupied	66,269	58,044
Owner occupied	42,425	45,690
Commercial and industrial	32,881	34,819
Guaranteed student loans	51,693	53,847
Consumer:
Residential mortgage	17,960	18,140
HELOC	11,208	10,603
Other	775	22,722
Total loans	225,420	246,033
Allowance for loan losses	(866)	(823)
Total loans, net of allowance for loan losses	$224,554	$245,210

Included in the loan balances above are net deferred loan costs of $1.3 million and $1.7 million at March 31, 2016 and December 31, 2015, respectively. Also included in the loan balances above are premiums related to guaranteed student loans of $801 thousand at March 31, 2016 and $827 thousand at December 31, 2015.

Loans Acquired with Evidence of Deterioration in Credit Quality

Acquired in the acquisition of Bank of Virginia and included in the table above, are purchased performing loans and loans acquired with evidence of deterioration in credit quality. The purchased performing loans are $6.1 million and $6.9 million at March 31, 2016 and December 31, 2015, respectively. As these loans are re-underwritten, they are removed from the “purchase” classification. The loans acquired with evidence of deterioration in credit quality are accounted for under the guidance ASC 310-30 “Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality.” Information related to these loans is as follows:

(dollars in thousands)	March 31, 2016	December 31, 2015
Contract principal balance	$4,373	$4,779
Accretable yield	-	(1)
Carrying value of loans	$4,373	$4,778

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

A discount is applied to these loans such that the carrying amount approximates the cash flows expected to be received from the borrower or from the liquidation of collateral. In December 2010, due to the high level of uncertainty regarding the timing and amount of these cash flows, management initially considered the entire discount to be nonaccretable. However, due to improvement in the status of some credits, the majority of the nonaccretable difference was subsequently transferred to accretable yield and is being amortized as a yield adjustment over the lives of the individual loans. Cash flows received on loans with a nonaccretable difference are applied on a cost recovery method, whereby payments are applied first to the loan balance. When the loan balance is fully recovered, payments are then being applied to income. Any future reductions in carrying value as a result of deteriorating credit quality require an allowance for loan losses related to these loans.

A summary of changes to the accretable yield during the three months ended March 31, 2016 and 2015 is as follows:

	2016	2015
(dollars in thousands)	Accretable Yield	Accretable Yield
Beginning balance	$1	$42
Charge-offs related to loans covered by ASC 310-30	-	-
Transfers	-	-
Accretion	(1)	(4)
Ending balance	$-	$38

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

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

On a quarterly basis, the process of estimating the allowance for loan loss begins with management’s review of the risk rating assigned to individual credits. Through this process, loans adversely risk rated are evaluated for impairment based on ASC 310-40. The following is a summary of the risk rating definitions the Company uses to assign a risk grade to each loan within the portfolio:

Grade 1 - Highest Quality	Loans to persons and businesses with unquestionable financial strength and character that carry extremely low probabilities of default. Balance sheets and cash flow are extremely strong relative to the magnitude of debt. This rating would be analogous to the highest investment grade ratings.

Grade 2 - Above Average Quality	Loans to persons and business entities with unquestioned character that carry low probabilities of default. Borrowers have strong, stable earnings and financial condition.

Grade 3 - Satisfactory	Loans to persons and businesses with acceptable financial condition that carry average probabilities of default. Borrower’s exhibit adequate cash flow to service debt and have acceptable levels of leverage.

Grade 4 - Pass	Loans to persons and businesses with a lack of stability in the primary source of repayment or temporary weakness in their balance sheet or earnings. These loans carry above average probabilities of default. These borrowers generally have higher leverage and less liquidity than loans rated 3-Satisfactory.

Grade 5- Special Mention	Loans to borrowers that exhibit potential credit weakness or a downward trend that warrant additional supervision. While potentially weak, the loan is currently marginally acceptable and no loss of principal or interest is envisioned.

Grade 6 – Substandard	Borrowers with one or more well defined weaknesses that jeopardize the orderly liquidation of the debt. Normal repayment from the borrower is in jeopardy, although no loss of principal is envisioned. Possibility of loss or protracted workout exists if immediate corrective action is not taken.

Grade 7 – Doubtful	Loans with all the weaknesses inherent in a Substandard classification, with the added provision that the weaknesses make collection of debt in full highly questionable and improbable, based on currently existing facts, conditions, and values. Serious problems exist to the point where a partial loss of principal is likely.

Grade 8 – Loss	Borrower is deemed incapable of repayment of the entire principal. A charge-off is required for the portion of principal management has deemed it will not be repaid.

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

The following is the distribution of loans by credit quality and segment as of March 31, 2016 and December 31, 2015:

March 31, 2016 (dollars in thousands)	Commercial Real Estate					Consumer
Credit quality class	Acq-Dev Construction	Non- owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
1 Highest quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
2 Above average quality	-	7,731	3,199	2,415	51,693	-	1,606	372	67,016
3 Satisfactory	1,310	29,583	17,015	23,690	-	12,274	5,868	354	90,094
4 Pass	227	27,600	19,849	6,241	-	5,485	2,872	49	62,323
5 Special mention	-	-	-	534	-	26	268	-	828
6 Substandard	121	-	390	1	-	39	235	-	786
7 Doubtful	-	-	-	-	-	-	-	-	-
	1,658	64,914	40,453	32,881	51,693	17,824	10,849	775	221,047
Loans acquired with deteriorated credit quality	551	1,355	1,972	-	-	136	359	-	4,373
Total loans	$2,209	$66,269	$42,425	$32,881	$51,693	$17,960	$11,208	$775	$225,420

December 31, 2015 (dollars in thousands)	Commercial Real Estate					Consumer
Credit quality class	Acq-Dev Construction	Non- owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
1 Highest quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
2 Above average quality	-	7,772	3,285	1,876	53,847	-	1,063	396	68,239
3 Satisfactory	989	27,397	20,355	26,289	-	11,959	5,893	22,258	115,140
4 Pass	472	19,988	19,550	6,102	-	5,976	2,779	68	54,935
5 Special mention	-	1,510	-	547	-	27	269	-	2,353
6 Substandard	152	-	151	5	-	41	239	-	588
7 Doubtful	-	-	-	-	-	-	-	-	-
	1,613	56,667	43,341	34,819	53,847	18,003	10,243	22,722	241,255
Loans acquired with deteriorated credit quality	555	1,377	2,349	-	-	137	360	-	4,778
Total loans	$2,168	$58,044	$45,690	$34,819	$53,847	$18,140	$10,603	$22,722	$246,033

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

A summary of the balances of loans outstanding by days past due, including accruing and non-accruing loans by portfolio class as of March 31, 2016 and December 31, 2015 is as follows:

	Commercial Real Estate					Consumer
At March 31, 2016 ( in thousands)	Acq-Dev Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
30 - 59 days	$-	$-	$-	$-	$2,619	$-	$-	$-	$2,619
60 - 89 days	-	-	-		1,965	-	64	-	2,029
> 90 days	121	-	886	-	6,866	-	-	-	7,873
Total past due	121	-	886	-	11,450	-	64	-	12,521
Current	2,088	66,269	41,539	32,881	40,243	17,960	11,144	775	212,899
Total loans	$2,209	$66,269	$42,425	$32,881	$51,693	$17,960	$11,208	$775	$225,420
> 90 days still accruing	$-	$-	$-	$-	$6,866	$-	$-	$-	$6,866

	Commercial Real Estate					Consumer
At December 31, 2015 (in thousands)	Acq-Dev Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
30 - 59 days	$-	$-	$-	$-	$3,178	$-	$-	$73	$3,251
60 - 89 days	-	-	-	-	2,413	-	-	-	2,413
> 90 days	152	-	1,388	-	9,645	-	-	-	11,185
Total past due	152	-	1,388	-	15,236	-	-	73	16,849
Current	2,016	58,044	44,302	34,819	38,611	18,140	10,603	22,649	229,184
Total loans	$2,168	$58,044	$45,690	$34,819	$53,847	$18,140	$10,603	$22,722	$246,033
> 90 days still accruing	$-	$-	$-	$-	$9,645	$-	$-	$-	$9,645

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

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

A summary of non-accrual loans by portfolio class is as follows:

(dollars in thousands)	March 31, 2016	December 31, 2015
Commercial Real Estate:
Acquisition, development and construction	$121	$152
Non-owner occupied		-
Owner occupied	1,275	1,388
Commercial and industrial	1	5
Guaranteed Student Loans		-
Consumer:
Residential mortgage	-	-
HELOC	286	289
Total non-accrual loans	$1,683	$1,834

Non-accrual troubled debt restructurings included above	$390	$-
Non-accrual purchased credit impaired loans included above	$1,017	$1,370

Impaired Loans

All loans that are rated Substandard or worse or are expected to be downgraded to Substandard, require additional analysis to determine if the loan is impaired. All loans that are rated Special Mention are presumed not to be impaired. However, Special Mention rated loans are typically evaluated for the following adverse characteristics that may indicate further analysis is warranted before completing an assessment of impairment:

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

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

Certain loans were identified and individually evaluated for impairment at March 31, 2016 and December 31, 2015. A number of these impaired loans were not charged with a valuation allowance due to Management’s judgment that the cash flows from the underlying collateral or equity available from guarantors was sufficient to recover the Company’s entire investment, while one loan experienced collateral deterioration and a supplemental specific reserve was added. There were no consumer mortgage loans collateralized by residential real estate in the process of foreclosure as of March 31, 2016.

The results of those analyses are presented in the following tables.

The following is a summary of related impaired loans, excluding acquired impaired loans, presented by portfolio class as of March 31, 2016:

(dollars in thousands)	Recorded Investment(1)	Unpaid Principal(2)	Related Allowance	Average Recorded Investment	Interest Recorded
With no related allowance recorded:
Commercial Real Estate:
Acquisition, development and construction	$121	$121	$-	$129	$-
Non-owner occupied	-	-	-	-	-
Owner occupied	390	390	-	60	-
Commercial and industrial	1	1	-	3	-
Consumer:				-
Residential mortgage	39	39	-	40	1
HELOC	171	171	-	173	1
Other	-	-	-	-	-
	$722	$722	$-	$405	$2
With an allowance recorded:
Commercial Real Estate:
Acquisition, development and construction	$-	$-	$-	$-	$-
Non-owner occupied	-	-	-	-	-
Owner occupied	-	-	-	-	-
Commercial and industrial	-	-	-	-	-
Consumer:
Residential mortgage	-	-	-	-	-
HELOC	64	64	16	64	-
Other	-	-	-	-	-
	$64	$64	$16	$64	$-
Total:
Commercial Real Estate:
Acquisition, development and construction	$121	$121	$-	$129	$-
Non-owner occupied	-	-	-	-	-
Owner occupied	390	390	-	60	-
Commercial and industrial	1	1	-	3	-
Consumer:	-	-	-	-	-
Residential mortgage	39	39	-	40	1
HELOC	235	235	16	64	1
Other	-	-	-	-	-
Total	$786	$786	$16	$296	$2

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

The following is a summary of related impaired loans, excluding acquired impaired loans, presented by portfolio class as of December 31, 2015:

(dollars in thousands)	Recorded Investment(1)	Unpaid Principal(2)	Related Allowance	Average Recorded Investment	Interest Recorded
With no related allowance recorded:
Commercial Real Estate:
Acquisition, development and construction	$152	$152	$-	$188	$-
Non-owner occupied	-	-	-	-	-
Owner occupied	151	152	-	156	-
Commercial and industrial	5	5	-	13	-
Consumer:
Residential mortgage	41	41	-	44	3
HELOC	175	175	-	185	3
Other	-	-	-		-
	$524	$525	$-	$586	$6
With an allowance recorded:
Commercial Real Estate:
Acquisition, development and construction	$-	$-	$-	$-	$-
Non-owner occupied	-	-	-	-	-
Owner occupied	-	-	-	-	-
Commercial and industrial	-	-	-	-	-
Consumer:
Residential mortgage	-	-	-	-	-
HELOC	64	64	16	66	-
Other	-	-	-	-	-
	$64	$64	$16	$66	$-
Total:
Commercial Real Estate:
Acquisition, development and construction	$152	$152	$-	$188	$-
Non-owner occupied	-	-	-	-	-
Owner occupied	151	152	-	156	-
Commercial and industrial	5	5	-	13	-
Consumer:	-	-	-	-	-
Residential mortgage	41	41	-	44	3
HELOC	239	239	16	251	3
Other	-	-	-	-	-
Total	$588	$589	$16	$652	$6

(1)	The amount of the investment in a loan, which is not net of a valuation allowance, but which does reflect any direct write-down of the investment.
(2)	The contractual amount due, which reflects paydowns applied in accordance with loan documents, but which does not reflect any direct write-downs.

Loans with deteriorated credit quality acquired as part of the Bank of Virginia acquisition are accounted for under the requirements of ASC 310-30. These loans are not considered impaired and not included in the table above.

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

Activity in the ALLL for the three months ended March 31, 2016 and 2015 is summarized below:

	Commercial Real Estate					Consumer
(dollars in thousands)	Acquisition, Development, Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
Allowance for loan losses
Beginning balance, December 31, 2015	$89	$157	$82	$112	$47	$59	$61	$216	$823

Charge-offs	-	-	-	-	-	-	-	(71)	(71)
Recoveries	-	-	-	13	1	1	1	-	16
Net (charge-offs) recoveries	-	-	-	13	1	1	1	(71)	(55)

Provision (recovery)	(44)	149	55	44	(1)	18	20	(143)	98
Ending balance, March 31, 2016	$45	$306	$137	$169	$47	$78	$82	$2	$866

	Commercial Real Estate					Consumer
(dollars in thousands)	Acquisition, Development, Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
Allowance for loan losses
Beginning balance, December 31, 2014	$146	$97	$149	$357	$144	$98	$76	$22	$1,089

Charge-offs	-	-	-	(109)	-	-	-	(47)	(156)
Recoveries	-	234	-	271	-	1	3	-	509
Net (charge-offs) recoveries	-	234	-	162	-	1	3	(47)	353

Provision (recovery)	24	(75)	(22)	(275)	(14)	(44)	11	55	(340)
Ending balance, March 31, 2015	$170	$256	$127	$244	$130	$55	$90	$30	$1,102

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

A summary of the ALLL by portfolio segment and impairment evaluation methodology as of March 31, 2016 and December 31, 2015 is as follows:

	Commercial Real Estate					Consumer
(dollars in thousands)	Acquisition, Development, Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
Allowance for loan losses for loans
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$16	$-	$16
Collectively evaluated for impairment	45	306	137	169	47	78	66	2	850
Loans acquired with deteriorated credit quality	-	-	-	-	-	-	-	-	-
Ending balance, March 31, 2016	$45	$306	$137	$169	$47	$78	$82	$2	$866

Gross loan balances
Individually evaluated for impairment	$121	$-	$390	$1	$-	$39	$235	$-	$786
Collectively evaluated for impairment	1,537	64,914	40,063	32,880	51,693	17,785	10,614	775	220,261
Loans acquired with deteriorated credit quality	551	1,355	1,972	-	-	136	359	-	4,373
Ending balance, March 31, 2016	$2,209	$66,269	$42,425	$32,881	$51,693	$17,960	$11,208	$775	$225,420

	Commercial Real Estate					Consumer
(dollars in thousands)	Acquisition, Development, Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
Allowance for loan losses for loans
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$16	$-	$16
Collectively evaluated for impairment	89	157	82	112	47	59	45	216	807
Loans acquired with deteriorated credit quality	-	-	-	-	-	-	-	-	-
Ending balance, December 31, 2015	$89	$157	$82	$112	$47	$59	$61	$216	$823

Gross loan balances
Individually evaluated for impairment	$152	$-	$151	$-	$-	$41	$239	$-	$588
Collectively evaluated for impairment	1,461	56,667	43,190	34,814	53,847	17,962	10,004	22,722	240,667
Loans acquired with deteriorated credit quality	555	1,377	2,349	-	-	137	360	-	4,778
Ending balance, December 31, 2015	$2,168	$58,044	$45,690	$34,819	$53,847	$18,140	$10,603	$22,722	$246,033

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

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

Although each occurrence is unique to the borrower and is evaluated separately, for all portfolio segments, TDRs are typically modified through reductions in interest rates, reductions in payments, changing the payment terms from principal and interest to interest only, and/or extensions in term maturity.

During the quarter ended March 31, 2016, one loan was modified in a troubled debt restructuring. During the quarter ended March 31, 2015, no loans were modified in troubled debt restructurings. The principal balance outstanding relating to the loan at March 31, 2016, was $390 thousand. During the three months ended March 31, 2016 and 2015, no defaults occurred on loans modified as TDR’s in the preceding twelve months.

	Three Months Ended March 31, 2016
2016 (dollars in thousands)	Number of loans	Rate modification	Term extension	Pre-modification recorded investment	Post-modification recorded investment
Commercial real estate	$1	$-	$353	$353	$390
Total	$1	$-	$353	$353	$390

Note 7.	Intangible Assets

In 2010, the Company acquired a majority interest in the Bank of Virginia. The Company recorded a core deposit intangible related to this acquisition of $249 thousand. This asset represents the estimated fair value of the core deposits and was determined based on the present value of future cash flows related to those deposits considering the industry standard “financial instrument” type present value methodology. The core deposit intangible is amortized over the estimated life of the deposits using the straight-line method. A summary of the first quarter 2016 and 2015 activity in this account is as follows:

(dollars in thousands)	2016	2015
Balance at January 1	$68	$104
Amortization	(9)	(9)
Balance at March 31	$59	$95

Amortization expense is expected to be approximately $35 thousand per year through 2016 and $33 thousand in 2017.

Note 8.	Fair Value Measurements

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

Loans Held for Sale

The residential mortgage loans’ fair value is based on the price secondary markets are offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale.

The refinanced private student loans fair value is based upon a recent loan sale observed by the Company in what is considered to be its principal market.

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

Commitments to Extend Credit, Standby Letters of Credit, and Financial Guarantees

Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. At March 31, 2016 and December 31, 2015, the fair value of loan commitments and standby letters of credit was deemed to be immaterial and therefore is not included.

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

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

The following table presents estimated fair values of the Company’s financial statements in accordance with authoritative accounting guidance:

		Fair Value Measurements at March 31, 2016
(dollars in thousands)	Carrying amount	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash and cash equivalents	$17,716	$17,716	$-	$-	$17,716
Securities available for sale	44,899	-	44,899	-	44,899
Securities held to maturity	37,227	-	37,675	-	37,675
Restricted securities	2,393	-	2,393	-	2,393
Loans held for sale	10,646	-	10,646	-	10,646
Net loans held for investment	224,554	-	-	223,352	223,352
Interest receivable	2,018		2,018		2,018
Liabilities:
Demand deposits	26,938	-	26,938	-	26,938
Savings and interest-bearing demand deposits	112,582	-	112,582	-	112,582
Time deposits	150,503	-	149,284	-	149,284
FHLB Borrowings	30,000	-	29,953	-	29,953
Interest payable	221	-	221	-	221

		Fair Value Measurements at December 31, 2015
(dollars in thousands)	Carrying amount	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash and cash equivalents	$18,460	$18,460	$-	$-	$18,460
Securities available for sale	46,220	-	46,220	-	46,220
Securities held to maturity	25,500	-	25,694	-	25,694
Restricted securities	2,355	-	2,355	-	2,355
Loans held for sale	220	-	220	-	220
Net loans held for investment	245,210	-	-	244,776	244,776
Interest receivable	2,085	-	2,085	-	2,085
Liabilities:
Demand deposits	28,969	-	28,969	-	28,969
Savings and interest-bearing demand deposits	107,057	-	107,057	-	107,057
Time deposits	154,018	-	154,027	-	154,027
FHLB Borrowings	30,000	-	29,878	-	29,878
Interest payable	197	-	197	-	197

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

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

The following table presents the balances of financial assets measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Balance	(Level 1)	(Level 2)	(Level 3)
March 31, 2016

U. S. Government Agencies	$1,998	$-	$1,998	$-
Agency Guaranteed Mortgage-backed securities	42,901	-	42,901	-
Loans held for sale	10,646	-	10,646	-

December 31, 2015

U. S. Government Agencies	$2,139	$-	$2,139	$-
Agency Guaranteed Mortgage-backed securities	44,081	-	44,081	-
Loans held for sale	220	-	220	-

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

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Balance	(Level 1)	(Level 2)	(Level 3)
March 31, 2016
Impaired loans	$48	$-	$-	$48
OREO	2,017	-	-	2,017

December 31, 2015
Impaired loans	$48	$-	$-	$48
OREO	1,870	-	-	1,870

There were no outstanding or in-process residential mortgage OREO properties as of March 31, 2016 or December 31, 2015.

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2016 and December 31, 2015

	March 31, 2016
(dollars in thousands)	Quantitative Information About Level 3 Fair Value Measurements
Description	Fair Value	Valuation Technique	Unobservable input	Range (Weighted Average)

Impaired loans	$48	Appraisals	Discount to reflect current market condition and estimated selling costs	0-10%
Other real estate owned	$2,017	Discounted appraised value	Discount for lack of marketability	6-29%

	December 31, 2015
(dollars in thousands)	Quantitative Information About Level 3 Fair Value Measurements
Description	Fair Value	Valuation Technique	Unobservable input	Range (Weighted Average)

Impaired loans	$48	Appraisals	Discount to reflect current market condition and estimated selling costs	0-10%
Other real estate owned	$1,870	Discounted appraised value	Discount for lack of marketability	6-29%

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

Note 9.	Stock-Based Compensation

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

At the 2011 Annual Meeting, the Bank’s shareholders approved a new share-based compensation plan (Bank of Virginia 2011 Stock Incentive Plan or the “2011 Plan”). Under this plan, employees, officers and directors of the Bank or its affiliates are eligible to receive grants, subject to approval by the board of directors. The plan’s intent was to reward employees, officers and directors of the Bank or its affiliates for their efforts, to assist in the long-term retention of service for those who were awarded, as well as align their interests with the Bank’s shareholders. At the 2014 Annual Meeting, Cordia shareholders approved an amendment to the 2011 Plan to increase the number of shares authorized for issuance by an additional 800,000 shares. As of March 31, 2016, there were 565,346 shares reserved under the 2011 Plan.

There were 20,000 Cordia stock options granted outside of the plan prior to the share exchange in March 2013. In addition, there were 10,000 stock options and 12,500 restricted stock issued in September 2013 outside the plan as an inducement grant to a newly hired officer.

Effective upon Cordia’s acquisition of the Bank on March 29, 2013, the 2005 and 2011 Plans were assumed by Cordia.

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

A summary of the Company’s option activity as of March 31, 2016 and changes during the period then ended are presented in the following table:

			Wgt. Avg.
		Wgt. Avg.	Remaining	Wgt. Avg.	Aggregate
		Exercise	Contractual	Grant Date	Intrinsic
As of 12/31/2015	Stock Options	Price	Life	Fair Value	Value
Outstanding	124,686	$6.59	-	$2.25	$-
Vested	63,567	$8.71	-	$2.94	$-
Nonvested	61,119	$4.39	-	$1.54	$-

Period Activity
Issued	-	$-	-	$-	$-
Exercised	-	$-	-	$-	$-
Forfeited	-	$-	-	$-	$-
Expired	-	$-	-	$-	$-

As of 3/31/2016
Outstanding	124,686	$6.59	7.29	$2.25	$2,260
Vested	79,985	$7.93	6.56	$2.68	$35
Nonvested	44,701	$4.20	8.61	$1.48	$2,224

Aggregate intrinsic value is calculated as the difference between the quoted price and the award exercise price of the stock. To the extent that the quoted price is less than the exercise price, there is no value to the underlying option awards, which was the case at March 31, 2016.

The remaining unrecognized compensation expense for the options granted totaled $28 thousand and $91 thousand at March 31, 2016 and 2015, respectively.

Outstanding as of March 31, 2016

				Wgt. Avg.
			Wgt. Avg.	Remaining
		Stock Options	Exercise	Contractual
Range of Exercise Prices		Outstanding	Price	Life
$ 3.82	$61.00	124,686	$6.59	7.29
Total		124,686	$6.59	7.29

Exercisable:

			Wgt. Avg.
		Stock Options	Exercise
Range of Exercise Prices		Exercisable	Price
$ 3.82	$61.00	79,985	$7.93
Total		79,985	$7.93

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

Assumptions:

The fair value of each option granted is estimated on the date of grant using the "Black-Scholes Option Pricing" method with the following assumptions.

	Three Months	Year Ended
	Ended March 31, 2016	December 31, 2015
Expected dividend rate	0.00%	0.00%
Expected volatility	0.00%	30.00%
Expected term in years	0	7
Risk free rate	0.00%	2.01%

Total intrinsic value of options exercised:	$-
Total fair value of shares vested:	$27,886
Weighted-average period over which nonvested awards are expected to be recognized:	0.87 years

A summary of the Company’s restricted stock activity as of March 31, 2016 and changes during the period then ended are presented in the following table:

		Wgt. Avg.
		Grant Date
As of 12/31/2015	Restricted Stock	Fair Value
Nonvested	107,460	$4.05

Period Activity
Issued	24,214	$3.86
Vested	49,875	$4.07
Forfeited	-	-

As of 3/31/2016
Nonvested	81,799	$3.99

Total fair value of shares vested:		$202,869
Weighted-average period over which nonvested awards are expected to be recognized:		1.47 years

The fair value of restricted stock granted during the quarter ended March 31, 2016 was $93 thousand.

The remaining unrecognized compensation expense for the shares granted totaled $314 thousand and $493 thousand as of March 31, 2016 and 2015, respectively.

578,125 of restricted shares of common stock were granted to founding investors of Cordia predominantly during 2009 and 2010. 184,000 thousand of these shares vested in connection with the Bank’s sale of its CordiaGrad business on March 1, 2016. The remaining 394,125 shares are considered at March 31, 2016, more-likely-than-not to not vest due to significant performance based thresholds, which must be achieved by October 2016.

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

Stock-based compensation expense for the first quarter of 2016 and the first quarter of 2015 was as follows:

Stock Compensation	Three Months Ended March 31,
(in thousands)	2016	2015

Employee stock options	$18	$12
Restricted stock options	150	43
Founders shares	718	-
Total	$886	$55

For the three months ended March 31, 2016, $800 thousand of the total $886 thousand of stock compensation is related to the vesting of Mr. Zoeller’s unvested restricted stock and stock options in connection with the sale of the CordiaGrad business.

Cordia does not have any benefit plans or incentive compensation plans beyond those maintained by the Bank.

Note 10. Accumulated other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2016 and 2015 are summarized as follows:

	Three Months Ended
	March 31, 2016			March 31, 2015
	Unrealized Gain (Loss) on Available- for-Sale Securities	Unrealized losses transferred to Held-to- Maturity Securities	Total	Unrealized Gain (Loss) on Available-for- Sale Securities	Unrealized losses transferred to Held-to- Maturity Securities	Total

Beginning balance	$(453)	$(237)	$(690)	$(182)	$(286)	$(468)

Unrealized holding losses on available for sale securities	531	-	531	304	-	304
Amortization of unrealized losses transferred from AFS to HTM reclassification adjustment	-	11	11	-	12	12
Net current period other comprehensive income	531	11	542	304	12	316

Ending balance	$78	$(226)	$(148)	$122	$(274)	$(152)

The following table presents information on amounts reclassified out of accumulated other comprehensive income (loss), by category, during the periods indicated:

(in thousands)	Three Months Ended March 31,		Affected Line Item on
	2016	2015	Consolidated Statement of Operations

Amortization of unrealized losses transferred to held to maturity	$11	$12	Interest income - investment securities
Realized gains on sales of available for sale securities	-	114	Net gain on sale of available-for-sale securities
Total reclassifications	$11	$126

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

General

Cordia Bancorp Inc. (“Cordia” or the “Company”) was incorporated in Virginia in 2009 by a team of former bank CEOs, directors and advisors seeking to invest in undervalued or troubled community banks in the Mid-Atlantic and Southeast. On December 10, 2010, Cordia purchased $10,300,000 of the common stock of Bank of Virginia (“BVA” or the “Bank”) at a price of $7.60 per share, resulting in the ownership of 59.8% of the outstanding shares. On August 28, 2012, Cordia purchased an additional $3,000,000 of BVA common stock at a price of $3.60 per share. Cordia’s principal business activity is the ownership of the outstanding shares of common stock of BVA. On March 29, 2013, Cordia and BVA completed a share exchange pursuant to which each outstanding share of BVA common stock held by persons other than Cordia was exchanged for 0.664 of a share of Cordia common stock. As a result of the share exchange, BVA became a wholly-owned subsidiary of Cordia. In April 2014, Cordia completed a private placement offering totaling $15.4 million, the proceeds of which have been used primarily to support organic growth in BVA. Aside from the shares of BVA common stock, Cordia’s other assets totaled $839 thousand at March 31, 2016, consisting primarily of $807 thousand of cash and $32 thousand of prepaid expenses.

BVA is a state chartered bank headquartered in Midlothian, Virginia with total assets of approximately $347.8 million at March 31, 2016. BVA provides retail banking services to individuals and commercial customers through five banking locations serving Chesterfield County and the City of Colonial Heights, Virginia and one in Henrico County, Virginia.

Executive Overview

During the past four years, the Company has spent much time restructuring the balance sheet as we worked through asset quality issues, recruited new staff, and reorganized our lending and deposit activities while addressing the requirements of BVA’s prior written agreement with the Federal Reserve and Virginia Bureau of Financial Institutions, which was terminated by the regulators in August 2013. In March 2013, the Company completed its Plan of Share Exchange with Bank of Virginia, effectively combining the two stockholder bases.

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

In the fourth quarter of 2014 the Bank launched CordiaGrad, a private student loan refinancing program aimed at high-achieving graduates with student loans. On March 1, 2016, in order for Cordia to strategically focus on its core business of community banking, the Bank transferred certain assets and marketing arrangements related to CordiaGrad to a newly formed subsidiary and subsequently sold it to Jack C. Zoeller for nominal consideration in return for Mr. Zoeller’s resignation as Cordia’s President and Chief Executive Officer, resignation from the board of both Cordia and the Bank and his agreement to relinquish all of his rights under his employment agreement with Cordia, including all salary and benefits. Mr. Zoeller’s unvested restricted stock and stock options vested in connection with the agreement. No loans were sold as part of the transaction and, as part of the transaction, the Bank agreed to provide certain transition and loan origination services to the new entity acquired by Mr. Zoeller through June 30, 2016.

On May 20, 2015, Cordia announced that it had authorized a stock repurchase program to acquire up to $500,000 of the Company’s outstanding common stock. Repurchases will be conducted through open market purchases or through privately negotiated transactions and will be made from time to time depending on market conditions and other factors. As of March 31, 2016, the Company had repurchased 21,200 shares. No shares were repurchased in the first quarter of 2016.

On August 5, 2015, Cordia announced the hiring of O.R. (Ed) Barham, Jr. as President and Chief Executive Officer of the Bank of Virginia. Mr. Barham manages the Bank’s operations and is based in Richmond, Virginia. In connection with his hiring, Mr. Barham was also appointed to the Bank’s board of directors. Effective March 1, 2016, following Jack C. Zoeller’s resignation as President and Chief Executive Office of Cordia, Mr. Barham was appointed as a director and President and Chief Executive Officer of Cordia and as Chairman of the Board of Directors of the Bank.

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

Results of Operations

Net Income (Loss)

Consolidated net loss was $2.3 million for the quarter ended March 31, 2016 (the “2016 quarter”) compared to consolidated net income of $351 thousand for the quarter ended March 31, 2015 (the “2015 quarter”). Net interest income increased in the 2016 quarter by $384 thousand from the 2015 quarter. A $98 thousand provision for loan losses for the 2016 quarter was recorded compared to a recovery of $340 thousand for the 2015 quarter. Noninterest loss in the 2016 quarter was $614 thousand, impacted by losses on loans held for sale of $713 thousand. Noninterest expense increased to $4.0 million in the 2016 quarter compared to $2.2 million in the 2015 quarter. The significant increase in noninterest expense is the result of the loss on the sale of the Bank’s CordiaGrad business of $843 thousand and stock compensation related to the sale of the CordiaGrad business of $800 thousand.

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

Net interest income before the recovery of/provision for loan losses increased 19.1% or $384 thousand to $2.4 million for the 2016 quarter from $2.0 million for the 2015 quarter.

Interest income increased $482 thousand to $3.0 million during the 2016 quarter from $2.6 million for the 2015 quarter. This increase was due primarily to a 10.5% increase in total average earning assets and a 23 basis point increase in average yield on these assets. Excluding the accretion of acquisition accounting adjustments, interest income on loans was $3.0 million for the 2016 quarter is compared to $2.5 million for the 2015 quarter.

Interest expense for the 2016 quarter was $641 thousand, compared to $543 thousand for the 2015 quarter. This increase of $98 thousand was due primarily to an increase in time deposits and FHLB borrowings and a 4 basis point increase in the average cost of interest bearing liabilities. The average balance of interest-bearing transaction and savings accounts increased 32.7%, while the average balance of non-interest-bearing accounts decreased 7.2%.

Net interest margin was 2.88% for the 2016 quarter and 2.69% for the 2015 quarter. Excluding the accretion of acquisition accounting adjustments, net interest margin was 2.87% for the 2016 quarter and 2.64% for the 2015 quarter. The decline in net interest margin from the prior year was primarily the result of a 23 basis point increase in the yield of interest earning assets.

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

For the quarters ended	2016			2015
March 31, (dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Earning Assets:
Loans held for investment (1)	$252,849	$2,627	4.18%	$212,566	$2,181	4.16%
Loans held for sale	95	1	4.23%	224	2	3.62%
Securities available for sale	73,562	398	2.18%	71,198	363	2.07%
Federal Funds and deposits with Banks	7,652	9	0.47%	18,493	7	1.50%
Total earning assets	334,158	3,035	3.65%	302,481	2,553	3.42%
Allowance for loan losses	(755)			(1,087)
Other assets	18,047			20,061
Total	$351,450			$321,455
Interest-bearing liabilities:
Demand deposits	$20,288	$18	0.36%	$13,684	$10	0.30%
Savings and money market deposits	89,927	91	0.41%	69,351	54	0.32%
Time deposits	154,676	437	1.14%	152,353	390	1.04%
FHLB borrowings	31,129	95	1.21%	28,778	89	1.25%
Total interest-bearing liabilities	296,020	641	0.87%	264,166	543	0.83%
Non-interest-bearing demand deposits	26,956			29,046
Other liabilities	711			890
Stockholders' equity	27,763			27,353
Total	$351,450			$321,455

Net interest income		$2,394			$2,010
Net interest rate spread (2)			2.78%			2.59%
Net interest margin (3)			2.88%			2.69%

(1) Non-accrual loans are included in average balances outstanding, with no related interest income during non-accrual period.

(2) Represents the difference between the yield on earnings assets and cost of funds.

(3) Represents net interest income divided by average interest-earning assets.

Provision for/Recovery of Loan Losses

A $98 thousand provision for loan losses for the 2016 quarter was recorded compared to a recovery of $340 thousand for the 2015 quarter. This provision is primarily the result of an increase in the range of loss allocation for the environmental factors in the ALLL, offset in part by the reversal of the one percent reserve against the CordiaGrad loans which were transferred to held for sale.

Non-interest Income

Noninterest income for the 2016 quarter was a loss of $614 thousand, compared to income of $213 thousand for the 2015 quarter. The decrease was primarily the result of a $713 thousand loss on loans held for sale primarily in connection with the sale of the CordiaGrad business and a $114 net gain on the sale of available for sale securities for the 2015 period compared to no sales of securities in the 2016 period.

The following table sets forth the principal components of non-interest income for the quarters ended March 31, 2016 and 2015

For the quarters ended March 31, (dollars in thousands)	2016	2015
Service charges on deposit accounts	$31	$30
Net gain on sale of "AFS" securities	-	114
Realized and unrealized gains (losses) on loans held for sale	(713)	21
Other income	68	48
Total non-interest income	$(614)	$213

Non-interest Expense

Noninterest expense increased $1.8 million from $2.2 million for the 2015 quarter to $4.0 million for the 2016 quarter. The increase was due primarily to (1) an increase of $624 thousand in salaries and benefits due primarily to an $800 thousand stock compensation expense related to the sale of the Bank’s CordiaGrad business and (2) an $843 thousand loss on the sale of the CordiaGrad business.

The following table sets forth the primary components of non-interest expense for the quarters ended March 31, 2016 and 2015:

For the quarters ended March 31, (dollars in thousands)	2016	2015
Salaries and employee benefits	$1,904	$1,280
Professional services	170	84
Occupancy	144	153
Data processing and communications	246	198
FDIC assessment and bank fees	169	90
Bank franchise raxes	48	49
Student loan servicing fess and other loan expenses	167	146
Other real estate expenses	39	6
Supplies and equipment	73	73
Insurance	18	20
Director's fees	53	26
Marketing and business development	35	18
Loss on sale of subsidiary	843	-
Other operating expenses	88	69
Total non-interest expense	$3,997	$2,212

Income Tax Expense

Under the provisions of the Internal Revenue Code, the Company has approximately $20.3 million of net operating loss carryforwards, which will expire if unused beginning in 2024 through 2034. As of March 31, 2016, net deferred tax assets (“DTA”) of $6.7 million have been fully reserved with a valuation allowance. It is estimated that all of the valuation allowance is available to be reversed if and when it is deemed to be more-likely-than-not that all of the deferred tax asset will be realized. Of the net operating losses that occurred prior to the change in control of BVA in December 2010 and Cordia in April 2014, the amount of the loss carryforward available to offset taxable income is limited to approximately $254,000 per year for twenty years for BVA and zero for Cordia. DTAs related to net operating losses in excess of the amount realizable during the 20 year carryforward period have been written off.

Financial Condition

Loans Held for Sale

Gains on sales of loans are recognized at the loan closing date and are included in noninterest income. The Company had $173 thousand and $220 thousand of residential mortgage loans held for sale as of March 31, 2016 and December 31, 2015, respectively.

In the first quarter of 2016, the Company transferred $29.8 million of refinanced private student loans from loans held for investment to loans held for sale. $24.0 million of these loans were subsequently sold in the first quarter of 2016, servicing released. These loans are carried at the lower of cost or fair value and net unrealized losses are recognized through a valuation allowance by charges to operations. The carrying amount of loans held for sale includes principal balances, valuation allowances, and direct costs that are deferred at the time of origination. The Company had $10.5 million of these loans at March 31, 2016. The refinanced private student loans had a valuation allowance of $206 thousand at March 31, 2016.

Loans

Loans represent the largest category of earning assets and typically provide higher yields than the other types of earning assets. Loans carry inherent credit and liquidity risks associated with the creditworthiness of our borrowers and general economic conditions. At March 31, 2016, total loans held for investment (net of reserves) were $224.6 million versus $245.2 million at December 31, 2015.

.

The following table sets forth the composition of the loan portfolio by category at the dates indicated.

	At March 31,		At December 31,
	2016		2015
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial Real Estate:
Acquisition, development and construction	$2,209	1.0%	$2,168	0.9%
Non-owner occupied	66,269	29.4%	58,044	23.6%
Owner occupied	42,425	18.8%	45,690	18.6%
Commercial and industrial	32,881	14.6%	34,819	14.1%
Guaranteed Student Loans	51,693	22.9%	53,847	21.9%
Consumer:
Residential mortgage	17,960	8.0%	18,140	7.4%
HELOC	11,208	5.0%	10,603	4.3%
Other	775	0.3%	22,722	9.2%
Total loans	225,420	100.0%	246,033	100.0%
Allowance for loan losses	(866)		(823)
Total loans, net of allowance for loan losses	$224,554		$245,210

The largest component of the loan portfolio is comprised of various types of commercial real estate loans. At March 31, 2016, commercial real estate loans totaled $110.9 million or 49.2% of the total portfolio. Guaranteed student loans totaled $51.7 million, commercial and industrial loans totaled $32.9 million and consumer loans, which were comprised principally of residential mortgage and home equity loans, totaled $29.9 million, of which single family residential mortgage loans totaled $18.0 million and home equity lines totaled $11.2 million. Residential real estate loans consisted of first and second mortgages on single or multi-family residential dwellings. Our loan portfolio also includes consumer lines of credit and installment loans.

Allowance for Loan Losses

At March 31, 2016, our allowance for loan losses (“ALLL”) was $866 thousand, or 0.39% of total loans outstanding and 51.5% of non-performing loans. ALLL was 0.52% of total loans outstanding less guaranteed student loans, purchased credit impaired loans and purchased portfolio. At December 31, 2015, our ALLL was $823 thousand, or 0.33% of total loans outstanding and 44.9% of non-performing loans. ALLL was 0.45% of total loans outstanding less guaranteed student loans, purchased credit impaired loans and purchased portfolio. The Bank continues its our emphasis on highly accurate risk rating processes, early detection of problem loans, accurate assessment of the extent of losses, declining historical loss experience and aggressive management of problem loans through restructures, refinancing to other institutions, or other means of mitigating potential losses

Management has developed policies and procedures for evaluating the overall quality of the loan portfolio, the timely identification of potential problem credits and impaired loans and the establishment of an appropriate ALLL. The acquired loan portfolio was originally recorded at fair value, which includes a credit mark-to-market, based on the acquisition method of accounting. Loans renewed (performing loans acquired) or originated since the date of our initial investment are evaluated and an appropriate ALLL is established. Any worsening of acquired impaired loans since the date of Cordia’s investment in BVA is evaluated for further impairment. Additional impairment on acquired impaired loans is recorded through the provision for loan losses. Any improvement in cash flows of acquired impaired loans is amortized as a yield adjustment over the remaining life of the loans. A fuller explanation may be found in the table under the caption “Loans With Deteriorated Credit Quality” regarding accretable and nonaccretable discount. Loan losses are charged against the allowance when management believes the uncollectability of a loan is confirmed, which decreases the balance of the allowance. Subsequent recoveries, if any, are credited back to the ALLL.

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

Changes affecting the ALLL for the three months ended March 31, 2016 and the year ended December 31, 2015, are summarized in the following table.

(dollars in thousands)	Quarter Ended March 31, 2016	Year Ended December 31, 2015
Allowance for loan losses at beginning of period	$823	$1,089

Provision for (recovery of) loan losses	98	(293)

Charge-offs:
Commercial real estate	-	(127)
Commercial and industrial	-	(109)
Guaranteed Student Loans	-	(331)
Consumer	(71)	(22)
Total charge-offs	(71)	(589)

Recoveries:
Commercial real estate	-	241
Commercial and industrial	14	361
Guaranteed Student Loans	1	-
Consumer	1	14
Total recoveries	16	616
Net recoveries/(charge-offs)	(55)	27
Allowance for loan losses at end of period	$866	$823

Allowance for loan losses to non-performing loans	51.5%	44.9%
Allowance for loan losses to total loans outstanding at end of period	0.39%	0.33%
Allowance for loan losses to total loans less guaranteed student loans, purchased credit impaired loans and purchased portfolio end of period	0.52%	0.45%
Net recoveries/(charge-offs) to average loans during the period	0.00%	0.01%

Included in the table below is the activity related to the portion of the ALLL for loans acquired with deteriorated credit quality. Because of the nature and limited number of these loans, they are individually evaluated for additional impairment on a quarterly basis. There was no allowance or activity related to these loans in the quarter ended March 31, 2016. Activity related only to that portion of the ALLL for the year ended December 31, 2015 is shown in the following table.

(dollars in thousands)	Year Ended December 31, 2015
Allowance for loan losses at beginning of period	$90
Provision for loan losses	(438)

Charge-offs:
Commercial real estate	(127)
Commercial and industrial	-
Consumer	-
Total charge-offs	(127)

Recoveries:
Commercial real estate	232
Commercial and industrial	243
Consumer	-
Total recoveries	475
Net charge-offs	348
Allowance for loan losses at end of period	$-

The following table represents the allocation of the ALLL at the dates indicated. Notwithstanding these allocations, the entire allowance is available to absorb loan losses in any loan category.

	At March 31, 2016			At December 31, 2015
(dollars in thousands)	Amount	% of Allowance to total allowance	% of Loans in category to total loans	Amount	% of Allowance to total allowance	% of Loans in category to total loans
Commercial real estate	$488	56%	49%	$328	40%	43%
Commercial and industrial	169	20%	15%	112	13%	14%
Guaranteed Student Loans	47	5%	23%	47	6%	22%
Consumer	162	19%	13%	336	41%	21%
Total allowance for loan losses	$866	100%	100%	$823	100%	100%

Asset Quality

Risk Rating Process

On a quarterly basis, the process of estimating the ALLL begins with review of the risk rating assigned to individual loans. Through this process, loans graded substandard or worse are evaluated for impairment in accordance with ASC Topic 310 “Accounting by Creditors for Impairment of a Loan”. Refer to Note 5 of the Notes to Consolidated Financial Statements for more detail.

The following is the distribution of loans by credit quality and class as of March 31, 2016 and December 31, 2015:

March 31, 2016 (dollars in thousands)	Commercial Real Estate					Consumer
Credit quality class	Acq-Dev Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
1 Highest quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
2 Above average quality	-	7,731	3,199	2,415	51,693	-	1,606	372	67,016
3 Satisfactory	1,310	29,583	17,015	23,690	-	12,274	5,868	354	90,094
4 Pass	227	27,600	19,849	6,241	-	5,485	2,872	49	62,323
5 Special mention	-	-	-	534	-	26	268	-	828
6 Substandard	121	-	390	1	-	39	235	-	786
7 Doubtful	-	-	-	-	-	-	-	-	-
	1,658	64,914	40,453	32,881	51,693	17,824	10,849	775	221,047
Loans acquired with deteriorating credit quality	551	1,355	1,972	-	-	136	359	-	4,373
Total loans	$2,209	$66,269	$42,425	$32,881	$51,693	$17,960	$11,208	$775	$225,420

December 31, 2015 (dollars in thousands)	Commercial Real Estate					Consumer
Credit quality class	Acq-Dev Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
1 Highest quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
2 Above average quality	-	7,772	3,285	1,876	53,847	-	1,063	396	68,239
3 Satisfactory	989	27,397	20,355	26,289	-	11,959	5,893	22,258	115,140
4 Pass	472	19,988	19,550	6,102	-	5,976	2,779	68	54,935
5 Special mention	-	1,510	-	547	-	27	269	-	2,353
6 Substandard	152	-	151	5	-	41	239	-	588
7 Doubtful	-	-	-	-	-	-	-	-	-
	1,613	56,667	43,341	34,819	53,847	18,003	10,243	22,722	241,255
Loans acquired with deteriorating credit quality	555	1,377	2,349	-	-	137	360	-	4,778
Total loans	$2,168	$58,044	$45,690	$34,819	$53,847	$18,140	$10,603	$22,722	$246,033

As shown in the tables above, substandard and doubtful loans were $786 thousand at March 31, 2016, or 0.4% of the total loan portfolio. This compares to $588 thousand, or 0.2% of the total loan portfolio at December 31, 2015. Special mention loans decreased $1.5 million from $2.4 million at December 31, 2015 to $828 thousand at March 31, 2016 and loans graded “pass” or better decreased $18.9 million from $238.3 million at December 31, 2015 to $219.4 million at March 31, 2016 with the transfer of the private student loan portfolio to held for sale. Loans acquired by Cordia in December 2010 with deteriorating credit quality have declined $0.4 million from $4.8 million at December 31, 2015 to $4.4 million at March 31, 2016.

The Bank has continued to employ a third party loan review firm for annual reviews and periodic special assignments.  The most recent review was completed in May 2015, with another review scheduled to occur during the second quarter of 2016.  The scope of the 2015 loan file review totaled approximately 75% of the Bank’s exposure and included the following:

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

Nonperforming assets totaled $3.7 million, or 1.1% of total assets, at March 31, 2016 and are comprised of non-accrual loans of $1.7 million and real estate owned of $2.0 million. The balance of nonperforming assets at December 31, 2015 was $3.7 million or 1.1% of total assets.

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

A summary of nonperforming assets, including troubled debt restructurings, as of the dates indicated follows:

(dollars in thousands)	Quarter ended March 31, 2016	Year ended December 31, 2015
Non-accrual troubled debt restructurings	$390	$-
Other non-accrual loans	1,293	1,834
Total non-accrual loans	1,683	1,834
Other real estate owned	2,017	1,870
Total non-performing assets	$3,700	$3,704

Total non-accrual loans to total loans	0.75%	0.75%
Total non-performing loans to total assets	0.48%	0.53%
Total non-performing assets to total assets	1.06%	1.06%

Accruing troubled debt restructings	$-	$-

Total loans	$225,420	$246,033
Total assets	$347,818	$348,490

Loans With Deteriorated Credit Quality

In the acquisition of BVA certain loans were acquired which showed evidence of deterioration in credit quality. These loans are accounted for under the guidance of ASC 310-30. Information related to these loans as of the dates indicated is provided in the following table.

(dollars in thousands)	March 31, 2016	December 31, 2015
Contract principal balance	$4,373	$4,779
Accretable discount	-	(1)
Nonaccretable discount	-	-
Book value of loans	$4,373	$4,778

Investment Securities

Our investment portfolio consists of U.S. agency debt and agency guaranteed mortgage-backed securities. Our investment security portfolio includes securities classified as available for sale as well as securities classified as held to maturity. The total securities portfolio (excluding restricted securities) was $82.1 million at March 31, 2016 as compared to $71.7 million at December 31, 2015. At March 31, 2016, the securities portfolio consisted of $44.9 million of securities available for sale and $37.2 million of securities held to maturity.

The table below presents the amortized cost, gross unrealized gains and losses, and fair value of securities available for sale at March 31, 2016 and December 31, 2015.

	March 31, 2016
	Amortized	Gross Unrealized
(dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government agencies	$1,996	$11	$(9)	$1,998
Agency guaranteed mortgage-backed securities	42,825	173	(97)	42,901
Total	$44,821	$184	$(106)	$44,899

	December 31, 2015
	Amortized	Gross Unrealized
(dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government agencies	$2,144	$5	$(10)	$2,139
Agency guaranteed mortgage-backed securities	44,529	3	(451)	44,081
Total	$46,673	$8	$(461)	$46,220

The table below presents the carry value, gross unrealized gains and losses, and fair value of securities held to maturity at March 31, 2016 and December 31, 2015.

	March 31, 2016
	Carry	Gross Unrealized
(dollars in thousands)	Value	Gains	Losses	Fair Value
Agency guaranteed mortgage-backed securities	$37,227	$486	$(38)	$37,675

	December 31, 2015
	Carry	Gross Unrealized
(dollars in thousands)	Value	Gains	Losses	Fair Value
Agency guaranteed mortgage-backed securities	$25,500	$230	$(36)	$25,694

Deposits and Other Interest-Bearing Liabilities

Total deposits were $290.0 million at both March 31, 2016 and December 31, 2015. Core deposits, which by FDIC guidelines exclude certificates of deposit of $250,000 or more and insured brokered deposits, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $210.6 million at March 31, 2016, or 72.6% of total deposits, compared to $201.8 million at December 31, 2015, or 69.6% of total deposits. Deposits, including core deposits, have been the primary source of funding and have enabled us to successfully meet both our short-term and long-term liquidity needs. During the quarter ended March 31, 2016, transaction accounts which increased $904 thousand, or 1.88%, while money market and savings deposits increased $2.6 million, or 2.9%. Time deposits decreased by $3.5 million during the first quarter of 2016. Our loan-to-deposit ratio was 81.4% at March 31, 2016 and 84.9% at December 31, 2015.

The following table sets forth our deposits by category at the dates indicated.

	March 31, 2016		December 31, 2015
(dollars in thousands)	Amount	Percent	Amount	Percent
Non-interest bearing demand accounts	$26,938	9%	$28,969	11%
NOW accounts	21,947	8%	19,012	7%
Savings and money market accounts	90,635	31%	88,045	30%
Times deposits - less than $100,000	48,877	17%	48,032	16%
Times deposits - $100,000 or more	101,626	35%	105,986	36%
Total	$290,023	100%	$290,044	100%

At March 31, 2016, 42.7% of our time deposits over $100,000 had maturities within twelve months. Large certificate of deposit customers tend to be more sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes in comparison to core deposits.

The maturity distribution of our time deposits of $100,000 or more and other time deposits at March 31, 2016, is set forth in the following table:

	March 31, 2016
(dollars in thousands)	Time deposits of less than $100K	Time deposits of $100K and greater	Total
Months to maturity:
Three months or less	$3,979	$15,188	$19,167
Over three months to twelve months	19,024	28,174	47,198
Over twelve months to three years	17,106	41,263	58,369
Over three years	8,768	17,001	25,769
Total	$48,877	$101,626	$150,503

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

BVA’s deposit base held steady at $290.0 million for both March 31, 2016 and December 31, 2015. Savings and money market accounts grew 2.9% from $88.0 million at December 31, 2015 to $90.6 million at March 31, 2016. Time deposits in excess of $100,000 declined 4.1% from $106.0 million at December 31, 2015 to $101.6 million at March 31, 2016. As BVA looks to implement other loan growth initiatives, it has developed several funding strategies, including judicious use of brokered and direct certificates of deposits, to augment core deposit growth and further reduce the cost of funds. Development of several sources of funding beyond core deposit growth ensures maximum liquidity access without dependence on higher cost sources of funds.

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

Borrowings

As of March 31, 2016, BVA had a total of $22.5 million committed repo lines with correspondent banks through which borrowings could be made against the pledge of marketable securities subject to mark-to-market valuations and standard collateral borrowing ratios. These lines were unused in 2015 and during the quarter ended March 31, 2016 and remain fully available. BVA also maintains $4.5 million in unsecured lines of credit with other correspondent banks that were available for direct borrowings or Federal Funds purchased.

BVA is a member of the Federal Home Loan Bank of Atlanta (FHLB), which provides access to additional lines of credit and other products offered by the FHLB. These borrowings are largely secured by BVA’s loan portfolio. The FHLB maintains a blanket security agreement on qualifying collateral. As of March 31, 2016 and December 31, 2015, BVA had $30.0 million in secured borrowings outstanding with the FHLB against pledged eligible mortgage loan collateral and investment securities, at average interest rates of 1.25% and 1.24%, respectively. As of March 31, 2016, BVA had a total credit availability of $39.7 million at the FHLB which could be accessed through pledging a combination of eligible mortgage loan collateral and investment securities. The FHLB offers a variety of floating and fixed rate loans at terms ranging from overnight to 20 years; therefore, BVA can match borrowings to loan programs mitigating interest rate risk.

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

Quantitative measures established by regulation to ensure capital adequacy require financial institutions to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). At March 31, 2016 and December 31, 2015, BVA met all capital adequacy requirements to which it was subject. BVA is also required to maintain capital at a minimum level as a proportion of quarterly average assets, which is known as the leverage ratio. The minimum levels to be considered well-capitalized are 5% for tier 1 leverage ratio, 6.5% for common equity tier 1 capital ratio, 8% for tier 1 risk-based capital ratio, and 10% for total risk-based capital ratio.

On January 1, 2016, the Bank became subject to an institution-specific capital buffer necessary to avoid limitations on distributions and discretionary bonus payments. The buffer must be composed solely of Common equity tier 1 capital. Under the phase-in provisions, in 2016 we must maintain a capital conservation buffer greater than 0.625 percent.

BVA exceeded all the regulatory capital requirements at the dates indicated and was considered well-capitalized, as set forth in the following table. Cordia completed a capital raise of $15.4 million on April 10, 2014. A substantial portion of the proceeds were invested in BVA, resulting in BVA higher capital ratios.

	Minimum Requirements
(dollars in thousands)	Well Capitalized	Adequately Capitalized	March 31, 2016	December 31, 2015
Tier 1 capital			$26,122	$27,457
Tier 2 capital			866	823
Total qualifying capital			$26,988	$28,280
Total risk-adjusted assets			$203,532	$210,519

Tier 1 leverage ratio	5.625%	4.625%	7.43%	7.82%
Common equity tier 1 capital ratio	7.125%	5.125%	12.83%	13.04%
Tier 1 risk-based capital ratio	8.625%	6.625%	12.83%	13.04%
Total risk-based capital ratio	10.625%	8.625%	13.26%	13.43%

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

Application of a 200 basis point rate increase would result in a 4.7% increase in net interest income at March 31, 2016, as compared to a 2.6% increase at December 31, 2015. A 200 basis point rate increase would result in the depreciation of the Bank’s equity value by 8.6% at March 31, 2016, compared to 9.2% depreciation at December 31, 2015.

Off-Balance Sheet Risk/Commitments and Contingencies

Through our operations, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2016, we had issued commitments to extend credit of $18.7 million through various types of commercial lending arrangements. The majority of these commitments to extend credit had variable rates.

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

Management is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15 (f) under the Exchange Act). There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceeding

Periodically, there have been various claims and lawsuits against us incident to our business. We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

For information regarding the Company’s risk factors, see Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 23, 2016. As of March 31, 2016, the risk factors of the Company have not materially changed from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On May 20, 2015, Cordia announced that it had authorized a stock repurchase program to acquire up to $500,000 of the Company’s outstanding common stock. Repurchases will be conducted through open market purchases or through privately negotiated transactions and will be made from time to time depending on market conditions and other factors. As of March 31, 2016, the Company had repurchased 21,200 shares.

Cordia did not repurchase any shares of its common stock during the first quarter of 2016.

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Exhibit
10.1	Employment Agreement by and between Cordia Bancorp; Bank of Virginia and Roy I. Barzel*
10.2	Employment Agreement by and between Cordia Bancorp; Bank of Virginia and Don H. Andree*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Acting Chief Financial Officer and Principal Financial Officer
32	Section 1350 Certification
101.1	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL(Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

* Management contract or compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORDIA BANCORP INC.

May 16, 2016	/s/ O.R. (Ed) Barham, Jr.
O.R. (Ed) Barham, Jr.
President and Chief Executive Officer

May 16, 2016	/s/ Mark Severson
Mark Severson
Chief Financial Officer