Form 10-Q
period 2016-06-30
Cordia Bancorp Inc
filed 2016-08-04
CIK 1466292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

As of August 1, 2016, there were 6,800,690 shares of common stock outstanding, including 1,400,437 shares of non-voting common stock.

PART I

i

Item 1. Consolidated Financial Statements

Cordia Bancorp

Consolidated Balance Sheets

	(Unaudited)
(dollars in thousands, except per share data)	June 30, 2016	December 31, 2015
Assets
Cash and due from banks	$4,244	$6,135
Federal funds sold and interest-bearing deposits with banks	7,548	12,325
Total cash and cash equivalents	11,792	18,460
Securities available for sale, at fair market value	42,910	46,220
Securities held to maturity, at cost (fair value $36,411 and $25,694 at June 30, 2016 and December 31, 2015, respectively)	35,864	25,500
Restricted securities	2,393	2,355
Loans held for sale	-	220
Loans net of allowance for loan losses of $915 and $823, at June 30, 2016 and December 31, 2015, respectively	250,538	245,210
Premises and equipment, net	5,844	5,980
Accrued interest receivable	2,090	2,085
Other real estate owned, net of valuation allowance	1,885	1,870
Other assets	440	590
Total assets	$353,756	$348,490

Liabilities and stockholders' equity
Deposits
Non-interest bearing	$29,293	$28,969
Savings and interest-bearing demand	114,015	107,057
Time deposits	152,754	154,018
Total deposits	296,062	290,044
Accrued expenses and other liabilities	725	707
FHLB borrowings	30,000	30,000
Total liabilities	326,787	320,751

Commitments and contingencies

Stockholders' equity
Preferred stock, 2,000 shares authorized, $0.01 par value, none issued and outstanding	-	-
Common stock:
Common stock - 120,000,000 shares authorized, $0.01 par value, 5,397,768 and 5,186,349 shares outstanding (includes 75,312 and 107,460 of nonvested shares) at June 30, 2016 and December 31, 2015, respectively	53	51
Nonvoting common stock - 5,000,000 shares authorized, $0.01 par value, 1,400,437 shares outstanding at June 30, 2016 and December 31, 2014, respectively	14	14
Additional paid-in capital	34,155	33,191
Retained deficit	(7,214)	(4,827)
Accumulated other comprehensive loss	(39)	(690)
Total stockholders' equity	26,969	27,739
Total liabilities and stockholders' equity	$353,756	$348,490

See Notes to the Consolidated Financial Statements

Cordia Bancorp

Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands, except per share data)	2016	2015	2016	2015
Interest income
Interest and fees on loans	$2,590	$2,327	$5,218	$4,510
Investment securities	442	383	840	746
Federal funds sold and deposits with banks	11	5	20	12
Total interest income	3,043	2,715	6,078	5,268
Interest expense
Interest on deposits	607	470	1,153	924
Interest on FHLB borrowings	93	93	188	182
Total interest expense	700	563	1,341	1,106
Net interest income	2,343	2,152	4,737	4,162
Provision for (recovery of) loan losses	49	63	147	(277)
Net interest income after provision for (recovery of) loan losses	2,294	2,089	4,590	4,439
Non-interest income (loss)
Service charges on deposit accounts	37	30	68	60
Net gain on sale of available for sale securities	-	-	-	114
Realized and unrealized gains (losses) on loans held for sale	(170)	14	(883)	35
Other fee income	68	53	136	101
Total non-interest income (loss)	(65)	97	(679)	310
Non-interest expense
Salaries and employee benefits	1,010	1,082	2,914	2,362
Professional services	118	100	288	184
Merger related expenses	200	-	200	-
Occupancy	129	159	273	312
Reversal of occupancy fair value discount	-	(225)	-	(225)
Data processing and communications	225	206	471	404
FDIC assessment and bank fees	168	92	337	182
Bank franchise taxes	47	49	95	98
Student loan servicing fees and other loan expenses	125	208	292	354
Other real estate expenses	17	45	56	51
Supplies and equipment	68	70	141	143
Insurance	20	19	38	39
Director's fees	58	21	111	47
Marketing and business development	14	31	49	49
Loss on sale of subsidiary	-	-	843	-
Other operating expenses	103	93	191	162
Total non-interest expense	2,302	1,950	6,299	4,162
Net income (loss) before income taxes	(73)	236	(2,388)	587
Income taxes	-	-	-	-
Net income (loss)	$(73)	$236	$(2,388)	$587

Basic net income (loss) per common share	$(0.01)	$0.04	$(0.35)	$0.09
Diluted net income (loss) per common share	$(0.01)	$0.04	$(0.35)	$0.09
Weighted average common shares outstanding, basic	6,798,170	6,583,848	6,728,573	6,571,600
Weighted average common shares outstanding, diluted	6,798,170	6,583,848	6,728,573	6,571,600

See Notes to the Consolidated Financial Statements

Cordia Bancorp

Consolidated Statement of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Net income (loss)	$(73)	$236	$(2,388)	$587

Other comprehensive income (loss)
Unrealized securities gains (losses) arising during period	99	(470)	630	(52)
Less: Reclassification adjustment for net securities gains included in net income (loss)	-	-	-	(114)
Add: Amortization of unrealized losses for securities transferred from available for sale to held to maturity	10	13	21	25
Total other comprehensive income (loss)	109	(457)	651	(141)

Comprehensive income (loss)	$36	$(221)	$(1,737)	$446

See Notes to the Consolidated Financial Statements

Cordia Bancorp

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(dollars in thousands)	2016	2015
Cash flows from operating activities:
Net income (loss)	$(2,388)	$587
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Net amortization of premium on investment securities	234	230
Purchase accounting accretion, net	(4)	(333)
Depreciation	162	148
Amortization of deferred loan costs and fees	254	183
Provision for (recovery of) loan losses	147	(277)
Net gain on sale of available for sale securities	-	(114)
Gain on sale of other real estate owned	(14)	-
Stock based compensation	967	110
Other real estate owned valuation adjustment	22	16
Originations of loans held for sale	(25,838)	(1,854)
Proceeds from the sale of loans held for sale	24,652	1,793
Realized and unrealized (gains) losses on loans held for sale	883	(35)
Gain on disposal of premises and equipment	(8)	-
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	(5)	7
Decrease (increase) in other assets	132	(236)
Increase (decrease) in accrued expenses and other liabilities	22	(125)
Net cash (used in) provided by operating activities	(782)	100
Cash flows from investing activities:
Purchase of securities available for sale	-	(23,429)
Purchase of securities held to maturity	(12,498)	(7,677)
(Purchase)of restricted securities, net	(38)	(239)
Proceeds from sales, maturities, and paydowns of securities available for sale	3,798	18,239
Proceeds from payments/maturities of securities held to maturity	2,063	1,277
Proceeds from the sale of other real estate owned	132	104
Net increase in loans	(5,343)	(13,077)
Improvements to other real estate owned	-	(6)
Purchase of premises and equipment	(33)	(1,795)
Proceeds from the sale of premises and equipment	15	-
Net cash (used in) investing activities	(11,904)	(26,603)
Cash flows from financing activities:
Repurchase of common stock	-	(5)
Net increase in demand savings, interest-bearing checking and money market deposits	7,282	17,787
Net (decrease) increase in time deposits	(1,264)	1,245
Proceeds from FHLB advances	10,000	5,000
Repayment of FHLB advances	(10,000)	-
Net cash provided by financing activities	6,018	24,027
Net (decrease) in cash and cash equivalents	(6,668)	(2,476)
Cash and cash equivalents, beginning of period	18,460	21,840
Cash and cash equivalents, end of period	$11,792	$19,364
Supplemental disclosure of cash flow information
Cash payments for interest	$1,310	$1,097
Supplemental disclosure of noninvesting activities
Unrealized gains (losses) on securities available for sale	$630	$(166)
Amortization of unrealized losses transferred to held to maturity	$21	$25
Transfer of loans from held for investment to held for sale	$29,751	$-
Transfer of loans from held for sale to held for investment	$(30,274)	$-
Loans transferred to other real estate owned	$155	$242

See Notes to the Consolidated Financial Statements

Cordia Bancorp

Notes to Consolidated Financial Statements

Note 1.	Organization and Summary of Significant Accounting Policies

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

In the fourth quarter of 2014 the Bank launched CordiaGrad, a private student loan refinancing program aimed at high-achieving graduates with student loans. On March 1, 2016, in order for Cordia to strategically focus on its core business of community banking, the Bank transferred certain assets and marketing arrangements related to CordiaGrad to a newly formed subsidiary and subsequently sold all of the subsidiary’s outstanding stock to Jack C. Zoeller for nominal consideration in return for Mr. Zoeller’s resignation as Cordia’s President and Chief Executive Officer, resignation from the board of both Cordia and the Bank and his agreement to relinquish all of his rights under his employment agreement with Cordia, including all salary and benefits. Mr. Zoeller’s unvested restricted stock and stock options vested in connection with the agreement. No loans were sold as part of the transaction and, as part of the transaction, the Bank agreed to provide certain transition and loan origination services to the new entity acquired by Mr. Zoeller through June 30, 2016.

On May 20, 2016, Cordia announced the signing of a definitive merger agreement with First-Citizens Bank & Trust Company (known as First Citizens Bank). The agreement has been approved by the boards of directors of both companies and the transaction is expected to close no later than the fourth quarter of 2016, pending the receipt of all regulatory approvals, the approval of Cordia Bancorp shareholders, and the satisfaction of customary closing conditions. Under the terms of the agreement, cash consideration of $5.15 will be paid to the shareholders of Cordia Bancorp for each of their shares of Cordia Bancorp common stock.

Cordia’s principal business is the ownership of BVA. Because Cordia does not have any business activities separate from the operations of BVA, the information in this document regarding the business of Cordia reflects the activities of Cordia and BVA on a consolidated basis. References to “we” and “our” in this document refer to Cordia and BVA, collectively

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

The Bank was organized under the laws of the Commonwealth of Virginia to engage in a general banking business serving the communities in and around the Richmond, Virginia metropolitan area. The Bank commenced regular operations on January 12, 2004, and is a member of the Federal Reserve System, Federal Deposit Insurance Corporation and the Federal Home Loan Bank of Atlanta. The Bank is subject to the regulations of the Federal Reserve System and the State Corporation Commission of Virginia. Consequently, it undergoes periodic examinations by these regulatory authorities.

Basis of Presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and prevailing practices within the financial services industry for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements and prevailing practices within the banking industry. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for any future periods or for the year ending December 31, 2016. In the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the results of the interim periods have been included.

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

In March 2016, the FASB issued ASU No. 2016-03, “Intangibles-Goodwill and Other (Topic 350), Business Combinations (Topic 805), Consolidation (Topic 810) and Derivatives and Hedging (Topic 815): Effective Date and Transition Guidance.” The amendments to this ASU make the guidance in ASUs 2014-02, 2014-03, 2014-07, and 2014-18 effective immediately by removing their effective dates. The amendments also include transition provisions that provide that private companies are able to forgo a preferability assessment the first time they elect the accounting alternatives within the scope of this ASU. Any subsequent change to an accounting policy election requires justification that the change is preferable under Topic 250, Accounting Changes and Error Corrections. The amendments in this ASU also extend the transition guidance in ASUs 2014-02, 2014-03, 2014-07, and 2014-18 indefinitely. While this ASU extends transition guidance for Updates 2014-07 and 2014-18, there is no intention to change how transition is applied for those two ASUs. The Company is currently assessing the impact that ASU 2016-03 will have on its consolidated financial statements.

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

During June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The amendments in this ASU are effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. For public companies that are not SEC filers, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company is currently assessing the impact that ASU 2016-13 will have on its consolidated financial statements.

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

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

The accretion (amortization) of the acquisition accounting adjustments had the following impact on the financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2016	2015	2016	2015
Loans	$7	$54	$18	$75
Premises and equipment	2	2	4	4
Core deposit intangible	(9)	(9)	(18)	(18)
Building lease obligations	-	248	-	272
Net impact to net income (loss)	$-	$295	$4	$333

Note 3.	Earnings Per Share

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.

Options to purchase 80 thousand shares of the Company’s common stock (100% of the stock options outstanding) were not included in the computation of earnings per share for the three and six months ended June 30, 2016, because the share awards exercise prices exceeded the average market price of the Company’s common stock and, therefore, the effect would have been anti-dilutive. Options to purchase 109 thousand shares of the Company’s common stock (100% of the options outstanding) were not included in the computation of earnings per share for the three and six months ended June 30, 2015, because the share award exercise prices exceeded the average market price of the Company’s common stock during all periods presented and, therefore, the effect would have been anti-dilutive. The Company’s losses during the three and six months ended June 39, 2016 also create an anti-dilutive effect.

For the periods ended June 30, 2016 and 2015, 394,125 and 578,125 shares, respectively, of unvested restricted common stock were excluded from the computation of basic and diluted earnings per common share as they are considered more likely-than-not to not to vest based on the performance based thresholds within the restricted share agreements, which must be achieved by October 2016.  These agreements do include a change of control provision such that 100% of the remaining 394,125 shares would vest, and be expensed, immediately preceding a change of control. All other vested and non-vested restricted common shares, which carry all rights and privileges of a common share with respect to the stock, including the right to vote, were included in the basic and diluted per common share calculations.

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

The calculation for basic and diluted earnings per common share for the three months and six months ended June 30, 2016 and 2015 are as follows:

	Three months ended June 30,		Six months ended June 30,
(dollars in thousands)	2016	2015	2016	2015

Net income (loss)	$(73)	$236	$(2,388)	$587

Weighted average common shares outstanding, basic	6,798,170	6,583,848	6,728,573	6,571,600

Dilutive effect of stock options	-	-	-	-

Weighted average common shares outstanding, diluted	6,798,170	6,583,848	6,728,573	6,571,600

Basic net income (loss) per common share	$(0.01)	$0.04	$(0.35)	$0.09

Diluted net income (loss) per common share	$(0.01)	$0.04	$(0.35)	$0.09

Note 4.	Securities

Our investment portfolio consists of U.S. agency debt and an agency guaranteed mortgage-backed security. Our investment security portfolio includes securities classified as available for sale as well as securities classified as held to maturity. We classify securities as available for sale or held to maturity based on our investment strategy and management’s assessment of our intent and ability to hold the securities until maturity. The total securities portfolio (excluding restricted securities) was $78.8 million at June 30, 2016 as compared to $71.7 million at December 31, 2015. At June 30, 2016, the securities portfolio consisted of $42.9 million of securities available for sale, at fair value and $35.9 million of securities held to maturity, at amortized cost.

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

The table below presents the amortized cost, gross unrealized gains and losses, and fair value of securities available for sale at June 30, 2016 and December 31, 2015.

	June 30, 2016
	Amortized	Gross Unrealized
(dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government agencies	$1,944	$12	$(6)	$1,950
Agency guaranteed mortgage-backed securities	40,789	222	(51)	40,960
Total	$42,733	$234	$(57)	$42,910

	December 31, 2015
	Amortized	Gross Unrealized
(dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government agencies	$2,144	$5	$(10)	$2,139
Agency guaranteed mortgage-backed securities	44,529	3	(451)	44,081
Total	$46,673	$8	$(461)	$46,220

The table below presents the amortized cost, gross unrealized gains and losses, and fair value of securities held to maturity at June 30, 2016 and December 31, 2015.

	June 30, 2016
	Amortized	Gross Unrealized
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Agency guaranteed mortgage-backed securities	$35,864	$579	$(32)	$36,411
Total	$35,864	$579	$(32)	$36,411

	December 31, 2015
	Amortized	Gross Unrealized
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Agency guaranteed mortgage-backed securities	$25,500	$230	$(36)	$25,694
Total	$25,500	$230	$(36)	$25,694

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

The amortized cost and fair value of securities available for sale as of June 30, 2016, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties. They are as follows:

(Dollars in thousands)	Amortized Cost	Fair Value
Over one year within five years	$-	$-
Over five years within ten years	1,944	1,950
Over ten years	40,789	40,960
Total	$42,733	$42,910

The carry value and fair value of securities held to maturity as of June 30, 2016, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties. They are as follows:

(Dollars in thousands)	Amortized Cost	Fair Value
Over five years within ten years	$3,599	$3,815
Over ten years	32,265	32,596
Total	$35,864	$36,411

As of June 30, 2016, the portfolio is concentrated in average maturities of over ten years, although all recently purchased securities have effective durations much shorter than ten years. The portfolio is available to support liquidity needs of the Company. The Company did not sell available for sale securities during the six months ended June 30, 2016. During the six months ended June 30, 2015, the Company sold $13.1 million of available for sale securities, and recognized a gross gain of $114 thousand in noninterest income.

Unrealized losses on investments at June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016
	Less than 12 Months		12 Months or Longer		Total
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$-	$-	$1,400	$(6)	$1,400	$(6)
Agency guaranteed mortgage-backed securities	9,993	(39)	8,038	(44)	18,031	(83)
Total	$9,993	$(39)	$9,438	$(50)	$19,431	$(89)

	December 31, 2015
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government agencies	$-	$-	$1,521	$(10)	$1,521	$(10)
Agency guaranteed mortgage-backed securities	43,021	(429)	3,315	(58)	46,336	(487)
Total	$43,021	$(429)	$4,836	$(68)	$47,857	$(497)

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

As of June 30, 2016, there was a U.S. Government agency security and an agency guaranteed mortgage-backed security with unrealized losses totaling $89 thousand. As of December 31, 2015, there were U.S. Government agency securities and agency guaranteed mortgage-backed securities with unrealized losses totaling $497 thousand. All of the unrealized losses are attributable to increases in interest rates and not to credit deterioration. Currently, the Company believes that it is probable that it will be able to collect all amounts due according to the contractual terms of the investments. Because the decline in market value is attributable to changes in interest rates and not to credit quality and because it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired.

Investment securities with combined market values of $12.9 million and $13.8 million were pledged to secure public funds with the Commonwealth of Virginia at June 30, 2016 and December 31, 2015, respectively. We had $21.5 million and $16.8 million in securities pledged to secure FHLB advances at June 30, 2016 and December 31, 2015, respectively.

Note 5.	Loans Held for Sale

Secondary market mortgage loans are designated as held for sale at the time of their origination. These loans are pre-sold with servicing released and the Company does not retain any interest after the loans are sold. These loans consist primarily of fixed-rate, single-family residential mortgage loans which meet the underwriting characteristics of certain government–sponsored enterprises (conforming loans). In addition, the Company requires a firm purchase commitment from a permanent investor before a loan can be committed, thus limiting interest rate risk. Loans held for sale are carried at the lower of cost or fair value. Gains on sales of loans are recognized at the loan closing date and are included in noninterest income. The Company had no residential loans held for sale as of June 30, 2016 and $220 thousand of residential mortgage loans held for sale as December 31, 2015.

In the first quarter of 2016, the Company transferred $29.8 million of refinanced private student loans from loans held for investment to loans held for sale. $24.0 million of these loans were subsequently sold in the first quarter of 2016, servicing released. Those loans were carried at the lower of cost or fair value and net unrealized losses were recognized through a valuation allowance by charges to operations. The carrying amount of loans held for sale included principal balances, valuation allowances, and direct costs that are deferred at the time of origination. In the second quarter of 2016, the Company transferred the remaining loan balance of $30.3 million to loans held for investment. Included in this transfer was a valuation allowance of $409 thousand. The activity in the valuation allowance is described in the table below:

(dollars in thousands)	2016
Balance at January 1	$-
Additions	909
Loss on sale of loans	(500)
Transfer to loans held for investment	(409)
Balance at June 30	$-

Note 6.	Loans, Allowance for Loan Losses and Credit Quality

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

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

The following table exhibits loans by sub-segment at June 30, 2016 and December 31, 2015:.

(dollars in thousands)	June 30, 2016	December 31, 2015
Commercial Real Estate:
Acquisition, development and construction	$2,202	$2,168
Non-owner occupied	64,417	58,044
Owner occupied	40,197	45,690
Commercial and industrial	34,926	34,819
Guaranteed student loans	49,437	53,847
Consumer:
Residential mortgage	17,184	18,140
HELOC	11,957	10,603
Other	31,133	22,722
Total loans	251,453	246,033
Allowance for loan losses	(915)	(823)
Total loans, net of allowance for loan losses	$250,538	$245,210

Included in the loan balances above are net deferred loan costs of $1.9 million and $1.7 million at June 30, 2016 and December 31, 2015, respectively. Also included in the loan balances above are premiums related to government guaranteed student loans of $775 thousand at June 30, 2016 and $827 thousand at December 31, 2015. Included in the Other Consumer category are refinanced private student loans of $30.3 million and $21.9 million at June 30, 2016 and December 31, 2015, respectively.

Loans Acquired with Evidence of Deterioration in Credit Quality

Acquired in the acquisition of Bank of Virginia and included in the table above, are purchased performing loans and loans acquired with evidence of deterioration in credit quality. The purchased performing loans are $4.9 million and $6.9 million at June 30, 2016 and December 31, 2015, respectively. As these loans are re-underwritten, they are removed from the “purchase” classification. The loans acquired with evidence of deterioration in credit quality are accounted for under the guidance ASC 310-30 “Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality.” Information related to these loans is as follows:

(dollars in thousands)	June 30, 2016	December 31, 2015
Contract principal balance	$4,310	$4,779
Accretable yield	-	(1)
Carrying value of loans	$4,310	$4,778

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

A summary of changes to the accretable yield and nonaccretable discount during the six months ended June 30, 2016 and 2015 is as follows:

	2016		2015
(dollars in thousands)	Accretable Yield	Nonaccretable Discount	Accretable Yield	Nonaccretable Discount
Beginning balance	$1	$-	$42	$5
Charge-offs related to loans covered by ASC 310-30	-	-	-	-
Transfers	-	-	5	(5)
Accretion	(1)		(41)
Ending balance	$-	$-	$6	$-

Credit Quality Indicators

Credit risk ratings reflect the current risk of default and/or loss for a given asset. The risk of loss is driven by factors intrinsic to the borrower and the unique structural characteristics of the loan. The credit risk rating begins with an analysis of the borrower’s credit history, ability to repay the debt as agreed, use of proceeds, and the value and stability of the value of the collateral securing the loan. The attributes ordinarily considered when reviewing a borrower are as follows:

•	industry/industry segment;
•	position within industry;
•	earnings, liquidity and operating cash flow trends;
•	asset and liability values;
•	financial flexibility and debt capacity;
•	management and controls; and
•	quality of financial reporting

The unique structural characteristics ordinarily considered when reviewing a loan are as follows:

•	credit terms/loan documentation;
•	guaranty/third party support;
•	collateral; and
•	loan maturity.

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

On a quarterly basis, the process of estimating the allowance for loan and lease losses (“ALLL”) begins with management’s review of the risk rating assigned to individual credits. Through this process, loans adversely risk rated are evaluated for impairment based on ASC 310-40. The following is a summary of the risk rating definitions the Company uses to assign a risk grade to each loan within the portfolio:

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

Grade 8 – Loss	Borrower is deemed incapable of repayment of the entire principal. A charge-off is required for the portion of principal management has deemed it will not be repaid.

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

The following is the distribution of loans by credit quality and segment as of June 30, 2016 and December 31, 2015:

June 30, 2016 (dollars in thousands)	Commercial Real Estate					Consumer
Credit quality class	Acq-Dev Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
1 Highest quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
2 Above average quality	-	7,689	2,505	2,437	49,437	-	1,976	286	64,330
3 Satisfactory	1,328	32,974	16,150	25,893	-	11,548	6,246	30,797	124,936
4 Pass	212	22,422	19,217	6,076	-	5,438	2,785	50	56,200
5 Special mention	-	-	-	520	-	25	360	-	905
6 Substandard	121	-	381	-	-	38	232	-	772
7 Doubtful	-	-	-	-	-	-	-	-	-
	1,661	63,085	38,253	34,926	49,437	17,049	11,599	31,133	247,143
Loans acquired with deteriorated credit quality	541	1,332	1,944	-	-	135	358	-	4,310
Total loans	$2,202	$64,417	$40,197	$34,926	$49,437	$17,184	$11,957	$31,133	$251,453

December 31, 2015 (dollars in thousands)	Commercial Real Estate					Consumer
Credit quality class	Acq-Dev Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
1 Highest quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
2 Above average quality	-	7,772	3,285	1,876	53,847	-	1,063	396	68,239
3 Satisfactory	989	27,397	20,355	26,289	-	11,959	5,893	22,258	115,140
4 Pass	472	19,988	19,550	6,102	-	5,976	2,779	68	54,935
5 Special mention	-	1,510	-	547	-	27	269	-	2,353
6 Substandard	152	-	151	5	-	41	239	-	588
7 Doubtful	-	-	-	-	-	-	-	-	-
	1,613	56,667	43,341	34,819	53,847	18,003	10,243	22,722	241,255
Loans acquired with deteriorated credit quality	555	1,377	2,349	-	-	137	360	-	4,778
Total loans	$2,168	$58,044	$45,690	$34,819	$53,847	$18,140	$10,603	$22,722	$246,033

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

A summary of the balances of loans outstanding by days past due, including accruing and non-accruing loans by portfolio class as of June 30, 2016 and December 31, 2015 is as follows:

	Commercial Real Estate					Consumer
At June 30, 2016( in thousands)	Acq-Dev Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
30 - 59 days	$-	$-	$-	$-	$1,856	$-	$-	$-	$1,856
60 - 89 days	-	-	-	-	2,203	-	-	-	2,203
> 90 days	121	-	878	-	6,199	-	64	-	7,262
Total past due	121	-	878	-	10,258	-	64	-	11,321
Current	2,081	64,417	39,319	34,926	39,179	17,184	11,893	31,133	240,132
Total loans	$2,202	$64,417	$40,197	$34,926	$49,437	$17,184	$11,957	$31,133	$251,453
> 90 days still accruing	$-	$-	$-	$-	$6,199	$-	$-	$-	$6,199

	Commercial Real Estate					Consumer
At December 31, 2015 (in thousands)	Acq-Dev Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
30 - 59 days	$-	$-	$-	$-	$3,178	$-	$-	$73	$3,251
60 - 89 days	-	-	-	-	2,413	-	-	-	2,413
> 90 days	152	-	1,388	-	9,645	-	-	-	11,185
Total past due	152	-	1,388	-	15,236	-	-	73	16,849
Current	2,016	58,044	44,302	34,819	38,611	18,140	10,603	22,649	229,184
Total loans	$2,168	$58,044	$45,690	$34,819	$53,847	$18,140	$10,603	$22,722	$246,033
> 90 days still accruing	$-	$-	$-	$-	$9,645	$-	$-	$-	$9,645

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

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

When a restructured loan is returned to accrual status after restructuring, the risk rating remains unchanged until a satisfactory payment history is re-established, typically for approximately six months, at which time it is returned to accrual status.

A summary of non-accrual loans by portfolio class is as follows:

(dollars in thousands)	June 30, 2016	December 31, 2015
Commercial Real Estate:
Acquisition, development and construction	$121	$152
Owner occupied	1,259	1,388
Commercial and industrial	-	5
Consumer:
Residential mortgage	-	-
HELOC	284	289
Total non-accrual loans	$1,664	$1,834

Non-accrual troubled debt restructurings included above	$381	$-
Non-accrual purchased credit impaired loans included above	$1,010	$1,370

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

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

Certain loans were identified and individually evaluated for impairment at June 30, 2016 and December 31, 2015. A number of these impaired loans were not charged with a valuation allowance due to management’s judgment that the cash flows from the underlying collateral or equity available from guarantors was sufficient to recover the Company’s entire investment, while one loan experienced collateral deterioration and a supplemental specific reserve was added. There were no consumer mortgage loans collateralized by residential real estate in the process of foreclosure as of June 30, 2016.

The results of those analyses are presented in the following tables.

The following information is a summary of related impaired loans, excluding loans acquired with deteriorating credit quality, presented by portfolio class as of June 30, 2016:

(dollars in thousands)	Recorded Investment(1)	Unpaid Principal(2)	Related Allowance	Average Recorded Investment	Interest Recorded
With no related allowance recorded:
Commercial Real Estate:
Acquisition, development and construction	$121	$121	$-	$125	$-
Non-owner occupied	-	-	-	-	-
Owner occupied	381	389	-	223	-
Commercial and industrial	-	-	-	-	-
Consumer:				-
Residential mortgage	38	38	-	39	1
HELOC	168	168	-	171	2
Other	-	-	-	-	-
	$708	$716	$-	$558	$3
With an allowance recorded:
Commercial Real Estate:
Acquisition, development and construction	$-	$-	$-	$-	$-
Non-owner occupied	-	-	-	-	-
Owner occupied	-	-	-	-	-
Commercial and industrial	-	-	-	-	-
Consumer:
Residential mortgage	-	-	-	-	-
HELOC	64	64	30	66	-
Other	-	-	-	-	-
	$64	$64	$30	$66	$-
Total:
Commercial Real Estate:
Acquisition, development and construction	$121	$121	$-	$125	$-
Non-owner occupied	-	-	-	-	-
Owner occupied	381	389	-	223	-
Commercial and industrial	-	-	-	-	-
Consumer:
Residential mortgage	38	38	-	39	1
HELOC	232	232	30	237	2
Other	-	-	-	-	-
Total	$772	$780	$30	$624	$3

(1)	The amount of the investment in a loan, which is not net of a valuation allowance, but which does reflect any direct write-down of the investment.

(2)	The contractual amount due, which reflects paydowns applied in accordance with loan documents, but which does not reflect any direct write-downs.

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

The following information is a summary of related impaired loans, excluding loans acquired with deteriorating credit quality, presented by portfolio class as of December 31, 2015:

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

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

Activity in the ALLL for the six months ended June 30, 2016 and 2015 is summarized below:

	Commercial Real Estate					Consumer
(dollars in thousands)	Acquisition, Development, Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
Allowance for loan losses
Beginning balance, December 31, 2015	$89	$157	$82	$112	$47	$59	$61	$216	$823
Charge-offs	-	-	-	-	(13)	-	-	(71)	(84)
Recoveries	-	-	-	25	-	1	3	-	29
Net (charge-offs) recoveries	-	-	-	25	(13)	1	3	(71)	(55)

Provision (recovery)	(53)	130	110	33	11	15	43	(142)	147
Ending balance, June 30, 2016	36	287	192	170	45	75	107	3	915

	Commercial Real Estate					Consumer
(dollars in thousands)	Acquisition, Development, Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
Allowance for loan losses
Beginning balance, December 31, 2014	$146	$97	$149	$357	$144	$98	$76	$22	$1,089
Charge-offs	(127)	-	-	(109)	(106)	-	(20)	(2)	(364)
Recoveries	-		234	302	-	3	3	-	542
Net (charge-offs) recoveries	(127)	-	234	193	(106)	3	(17)	(2)	178

Provision (recovery)	43	219	(295)	(295)	70	(51)	(1)	33	(277)
Ending balance, June 30, 2015	$62	$316	$88	$255	$108	$50	$58	$53	$990

A summary of the ALLL by portfolio segment and impairment evaluation methodology as of June 30, 2016 and December 31, 2015 is as follows:

	Commercial Real Estate					Consumer
(dollars in thousands)	Acquisition, Development, Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
Allowance for loan losses for loans
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$30	$-	$30
Collectively evaluated for impairment	36	287	121	170	45	75	77	3	814
Loans acquired with deteriorated credit quality	-	-	71	-	-	-	-	-	71
Ending balance, June 30, 2016	$36	$287	$192	$170	$45	$75	$107	$3	$915

Gross loan balances
Individually evaluated for impairment	$121	$-	$381	$-	$-	$38	$232	$-	$772
Collectively evaluated for impairment	1,540	63,085	37,872	34,926	49,437	17,011	11,367	31,133	246,372
Loans acquired with deteriorated credit quality	541	1,332	1,944	-	-	135	358	-	4,310
Ending balance, June 30, 2016	$2,202	$64,417	$40,197	$34,926	$49,437	$17,184	$11,957	$31,133	$251,453

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

	Commercial Real Estate					Consumer
(dollars in thousands)	Acquisition, Development, Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
Allowance for loan losses for loans
Individually evaluated for impairment	$-	$-	$-	$-	$-	$-	$16	$-	$16
Collectively evaluated for impairment	89	157	82	112	47	59	45	216	807
Loans acquired with deteriorated credit quality	-	-	-	-	-	-	-	-	-
Ending balance, December 31, 2015	$89	$157	$82	$112	$47	$59	$61	$216	$823

Gross loan balances
Individually evaluated for impairment	$152	$-	$151	$5	$-	$41	$239	$-	$588
Collectively evaluated for impairment	1,461	56,667	43,190	34,814	53,847	17,962	10,004	22,722	240,667
Loans acquired with deteriorated credit quality	555	1,377	2,349	-	-	137	360	-	4,778
Ending balance, December 31, 2015	$2,168	$58,044	$45,690	$34,819	$53,847	$18,140	$10,603	$22,722	$246,033

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

During the quarters ended June 30, 2016 and 2015, no loans were modified in a troubled debt restructuring. The principal balance outstanding relating to the loan at June 30, 2016, was $381 thousand. During the three months ended June 30, 2016 and 2015, no defaults occurred on loans modified as TDRs in the preceding twelve months. During the six months ended June 30, 2016, one loan was modified in a troubled debt restructuring. During the six months ended June 30, 2015, no loans were modified in troubled debt restructurings. During the six months ended June 30, 2016 and 2015, no defaults occurred on loans modified as TDRs in the preceding twelve months.

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

Three Months Ended June 30, 2016
2016 (dollars in thousands)	Number of loans	Rate modification	Term extension	Pre-modification recorded investment	Post-modification recorded investment
Commercial real estate	-	$-	$-	$-	$-
Total	-	-	$-	$-	$-

	Six Months Ended June 30, 2016
2016 (dollars in thousands)	Number of loans	Rate modification	Term extension	Pre-modification recorded investment	Post-modification recorded investment
Commercial real estate	1	$-	$353	$353	$390
Total	1	-	$353	$353	$390

Note 7. Intangible Assets

In 2010, the Company acquired a majority interest in the Bank of Virginia. The Company recorded a core deposit intangible related to this acquisition of $249 thousand. This asset represents the estimated fair value of the core deposits and was determined based on the present value of future cash flows related to those deposits considering the industry standard “financial instrument” type present value methodology. The core deposit intangible is amortized over the estimated life of the deposits using the straight-line method. A summary of the three and six months ending June 30, 2016 activity in this account is as follows:

(dollars in thousands)
Balance at March 31, 2016	$59
Amortization	(9)
Balance at June 30, 2016	$50

(dollars in thousands)
Balance at December 31, 2015	$68
Amortization	(18)
Balance at June 30, 2016	$50

Amortization expense is expected to be approximately $35 thousand in 2016 and $33 thousand in 2017.

Note 8.	Fair Value Measurements

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

Commitments to Extend Credit, Standby Letters of Credit, and Financial Guarantees

Fair values for off-balance-sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. At June 30, 2016 and December 31, 2015, the fair value of loan commitments and standby letters of credit was deemed to be immaterial and therefore is not included.

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

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

The carrying value and fair values of financial assets and liabilities are as follows:

		Fair Value Measurements at June 30, 2016
(dollars in thousands)	Carrying amount	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash and cash equivalents	$11,792	$11,792	$-	$-	$11,792
Securities available for sale	42,910	-	42,910	-	42,910
Securities held to maturity	35,864	-	36,411	-	36,411
Restricted securities	2,393	-	2,393	-	2,393
Loans held for sale	-	-	-	-	-
Net loans held for investment	250,538	-	-	249,654	249,654
Interest receivable	2,090		2,090		2,090
Liabilities:	-
Demand deposits	29,293	-	29,293	-	29,293
Savings and interest-bearing demand deposits	114,015	-	114,015	-	114,015
Time deposits	152,754	-	153,813	-	153,813
FHLB Borrowings	30,000	-	29,970	-	29,970
Interest payable	228	-	228	-	228

		Fair Value Measurements at December 31, 2015
(dollars in thousands)	Carrying amount	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash and cash equivalents	$18,460	$18,460	$-	$-	$18,460
Securities available for sale	46,220	-	46,220	-	46,220
Securities held to maturity	25,500	-	25,694	-	25,694
Restricted securities	2,355	-	2,355	-	2,355
Loans held for sale	220	-	220	-	220
Net loans held for investment	245,210	-	-	244,776	244,776
Interest receivable	2,085	-	2,085	-	2,085
Liabilities:
Demand deposits	28,969	-	28,969	-	28,969
Savings and interest-bearing demand deposits	107,057	-	107,057	-	107,057
Time deposits	154,018	-	154,027	-	154,027
FHLB Borrowings	30,000	-	29,878	-	29,878
Interest payable	197	-	197	-	197

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

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

The following table presents the balances of financial assets measured at fair value on a recurring basis:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Balance	(Level 1)	(Level 2)	(Level 3)
June 30, 2016

U. S. Government Agencies	$1,950	$-	$1,950	$-
Agency Guaranteed Mortgage-backed securities	40,960	-	40,960	-

December 31, 2015

U. S. Government Agencies	$2,139	$-	$2,139	$-
Agency Guaranteed Mortgage-backed securities	44,081	-	44,081	-
Loans held for sale	220	-	220	-

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

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

The following tables summarize the Company’s assets that were measured at fair value on a nonrecurring basis:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(dollars in thousands)	Balance	(Level 1)	(Level 2)	(Level 3)
June 30, 2016
Impaired loans	34	-	-	34
OREO	1,885	-	-	1,885

December 31, 2015
Impaired loans	$48	$-	$-	$48
OREO	1,870	-	-	1,870

There were no outstanding or in-process residential mortgage OREO properties as of June 30, 2016 or December 31, 2015.

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2016 and December 31, 2015:

	June 30, 2016
(dollars in thousands)	Quantitative Information About Level 3 Fair Value Measurements
Description	Fair Value	Valuation Technique	Unobservable input	Range (Weighted Average)

Impaired loans	$34	Appraisals	Discount to reflect current market condition and estimated selling costs	0-15%

Other real estate owned	$1,885	Discounted appraised value	Discount for lack of marketability	6-29%

	December 31, 2015
(dollars in thousands)	Quantitative Information About Level 3 Fair Value Measurements
Description	Fair Value	Valuation Technique	Unobservable input	Range (Weighted Average)

Impaired loans	$48	Appraisals	Discount to reflect current market condition and estimated selling costs	0-10%

Other real estate owned	$1,870	Discounted appraised values	Discount for lack of marketability	6-29%

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

Note 9.	Stock-Based Compensation

Stock-based compensation arrangements include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee stock purchase plans. ASC Topic 718 requires all share-based payments to employees to be valued using a fair value method on the date of grant and to be expensed based on that fair value over the applicable vesting period.

At the Company’s 2005 annual meeting of shareholders, shareholders ratified approval of the Bank of Virginia 2005 Stock Option Plan (the “2005 Plan”) which made available up to 26,560 shares for potential grants of stock options. The 2005 Plan was instituted to encourage and facilitate investment in the common stock of the Bank by key employees and executives and to assist in the long-term retention of service by those executives. The 2005 Plan covers employees as determined by the Bank’s Board of Directors from time to time. Options under the 2005 Plan were granted in the form of incentive stock options.

At the Company’s 2011 annual meeting of shareholders, the Bank’s shareholders approved a new share-based compensation plan (Bank of Virginia 2011 Stock Incentive Plan or the “2011 Plan”). Under this plan, employees, officers and directors of the Bank or its affiliates are eligible to receive grants, subject to approval by the board of directors. The plan’s intent was to reward employees, officers and directors of the Bank or its affiliates for their efforts, to assist in the long-term retention of service for those who were awarded, as well as align their interests with the Bank’s shareholders. At the 2014 Annual Meeting, Cordia shareholders approved an amendment to the 2011 Plan to increase the number of shares authorized for issuance by an additional 800,000 shares. As of June 30, 2016, there were 565,346 shares reserved under the 2011 Plan.

There were 20,000 Cordia stock options granted outside of the plan prior to the share exchange in March 2013. In addition, there were 10,000 stock options and 12,500 restricted stock issued in September 2013 outside the plan as an inducement grant to a newly hired officer.

Effective upon Cordia’s acquisition of the Bank on March 29, 2013, the 2005 and 2011 Plans were assumed by Cordia.

A summary of the Company’s option activity as of June 30, 2016 and changes during the period then ended are presented in the following table:

		Wgt. Avg.	Remaining	Wgt. Avg.	Aggregate
		Exercise	Contractual	Grant Date	Intrinsic
As of 12/31/2015	Stock Options	Price	Life	Fair Value	Value
Outstanding	124,686	$6.59	-	$2.25	$-
Vested	63,567	$8.71	-	$2.94	$-
Nonvested	61,119	$4.39	-	$1.54	$-

Period Activity
Issued	-	$-	-	$-	-
Exercised	-	-	-	-	-
Forfeited	44,678	$5.14	-	1.80	-
Expired	-	-	-	-	-

As of 6/30/2016
Outstanding	80,008	$7.40	7.17	$2.51	$44,243
Vested	39,432	$10.69	5.91	$3.56	$7,092
Nonvested	40,576	$4.21	8.39	$1.48	$37,152

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

Aggregate intrinsic value is calculated as the difference between the quoted price and the award exercise price of the stock. To the extent that the quoted price is less than the exercise price, there is no value to the underlying option awards.

The remaining unrecognized compensation expense for the options granted totaled $22 thousand and $54 thousand at June 30, 2016 and 2015, respectively.

				Wgt. Avg.
Outstanding as of June 30, 2016			Wgt. Avg.	Remaining
		Stock Options	Exercise	Contractual
Range of Exercise Prices		Outstanding	Price	Life
$3.82	$58.73	80,008	$7.40	7.17
Total		80,008	$7.40	7.17

Exercisable:			Wgt. Avg.
		Stock Options	Exercise
Range of Exercise Prices		Exercisable	Price
$3.82	$58.73	39,432	$10.69
Total		39,432	$10.69

Assumptions:

The fair value of each option granted is estimated on the date of grant using the "Black-Scholes Option Pricing" method with the follwing assumptions. No options granted in 2016.

Year Ended
December 31, 2015
Expected dividend rate	0.00%
Expected volatility	30.00%
Expected term in years	7
Risk free rate	2.01%

Total intrinsic value of options exercised:	$-
Total fair value of shares vested during the period:	$28,478
Weighted-average period over which nonvested awards are expected to be recognized:	0.62 years

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

A summary of the Company’s restricted stock activity as of June 30, 2016 and changes during the period then ended are presented in the following table:

		Wgt. Avg.
		Grant Date
As of 12/31/2015	Restricted Stock	Fair Value
Nonvested	107,460	$4.05

Period Activity
Issued	27,419	$3.87
Vested	59,567	$4.04
Forfeited	-	-

As of 6/30/2016
Nonvested	75,312	$3.99

Total fair value of shares vested during the period:	$240,891
Weighted-average period over which nonvested awards are expected to be recognized:	1.33 years

The fair value of restricted stock granted during the six months ended June 30, 2016 was $106 thousand.

The remaining unrecognized compensation expense for the shares granted totaled $314 thousand and $444 thousand as of June 30, 2016 and 2015, respectively.

578,125 of restricted shares of common stock were granted to founding investors of Cordia predominantly during 2009 and 2010. 184,000 thousand of these shares vested in connection with the Bank’s sale of its CordiaGrad business on March 1, 2016. The remaining 341,125 shares are considered at June 30, 2016, more likely-than-not to not to vest based on the performance based thresholds within the restricted share agreements, which must be achieved by October 2016. These agreements do include a change of control provision such that 100% of restricted shares would vest, and be expensed, immediately preceding a change of control.

Stock-based compensation expense for the second quarter of 2016 and the second quarter of 2015 was as follows:

Stock Compensation	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015

Stock options	$43	$12	$61	$24
Restricted stock	38	43	188	86
Founders shares	-	-	718	-
Total	$81	$55	$967	$110

For the six months ended June 30, 2016, $800 thousand of the total $967 thousand of stock compensation is related to the vesting of Mr. Zoeller’s unvested restricted stock and stock options in connection with the sale of the CordiaGrad business.

Cordia does not have any benefit plans or incentive compensation plans beyond those maintained by the Bank.

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

Note 10. Accumulated other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) for the three and six months ended June 30, 2016 and 2015 are summarized as follows:

	Three Months Ended
	June 30, 2016			June 30, 2015
	Unrealized Gain (Loss) on Available- for-Sale Securities	Unrealized losses transferred to Held-to- Maturity Securities	Total	Unrealized Gain (Loss) on Available-for- Sale Securities	Unrealized losses transferred to Held-to- Maturity Securities	Total

Beginning balance	$78	$(226)	$(148)	$122	$(274)	$(152)

Unrealized holding gains (losses) on availabe for sale securities	99	-	99	(470)	-	(470)
Amortization of unrealized losses transferred from AFS to HTM	-	10	10	-	13	13
Net current period other comprehensive income	99	10	109	(470)	13	(457)

Ending balance	$177	$(216)	$(39)	$(348)	$(261)	$(609)

	Six Months Ended
	June 30, 2016			June 30, 2015
	Unrealized Gain (Loss) on Available- for-Sale Securities	Unrealized losses transferred to Held-to- Maturity Securities	Total	Unrealized Gain (Loss) on Available-for- Sale Securities	Unrealized losses transferred to Held-to- Maturity Securities	Total

Beginning balance	$(453)	$(237)	$(690)	$(182)	$(286)	$(468)

Unrealized holding gains (losses) on available for sale securities	630	-	630	(166)	-	(166)
Amortization of unrealized losses transferred from AFS to HTM	-	21	21	-	25	25
Net current period other comprehensive income	630	21	651	(166)	25	(141)

Ending balance	$177	$(216)	$(39)	$(348)	$(261)	$(609)

Cordia Bancorp

Notes to Consolidated Financial Statements (continued)

The following table presents information on amounts reclassified out of accumulated other comprehensive income (loss), by category, during the periods indicated:

	Six Months Ended June 30,		Affected Line Item on
	2016	2015	Consolidated Statement of Operations

Realized gains on sales of available for sale securities	-	114	Net gain on sale of available-for-sale securities
Total reclassifications	$-	$114

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

Any or all of the forward-looking statements in this report may turn out to be inaccurate. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our respective financial condition, results of operations, business strategy and financial needs. There are important factors that could cause actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements including, but not limited to, statements regarding:

•	changes in general economic and financial market conditions;

•	changes in the regulatory environment;

•	economic conditions generally and in the financial services industry;

•	changes in the economy affecting real estate values;

•	our ability to achieve loan and deposit growth;

•	the completion of business combinations;

•	projected population and income growth in our targeted market areas; and

•	volatility and direction of market interest rates and a weakening of the economy which could materially impact credit quality trends and the ability to generate loans.

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

General

Cordia Bancorp Inc. (“Cordia” or the “Company”) was incorporated in Virginia in 2009 by a team of former bank CEOs, directors and advisors seeking to invest in undervalued or troubled community banks in the Mid-Atlantic and Southeast. On December 10, 2010, Cordia purchased $10.3 million of the common stock of Bank of Virginia (“BVA” or the “Bank”) at a price of $7.60 per share, resulting in the ownership of 59.8% of the outstanding shares. On August 28, 2012, Cordia purchased an additional $3,000,000 of BVA common stock at a price of $3.60 per share. Cordia’s principal business activity is the ownership of the outstanding shares of common stock of BVA. On March 29, 2013, Cordia and BVA completed a share exchange pursuant to which each outstanding share of BVA common stock held by persons other than Cordia was exchanged for 0.664 of a share of Cordia common stock. As a result of the share exchange, BVA became a wholly-owned subsidiary of Cordia. In April 2014, Cordia completed a private placement offering totaling $15.4 million, the proceeds of which have been used primarily to support organic growth in BVA. Aside from the shares of BVA common stock, Cordia’s other assets totaled $724 thousand at June 30, 2016, consisting primarily of $701 thousand of cash and $23 thousand of prepaid expenses.

BVA is a state chartered bank headquartered in Midlothian, Virginia with total assets of approximately $353.8 million at June 30, 2016. BVA provides retail banking services to individuals and commercial customers through five banking locations serving Chesterfield County and the City of Colonial Heights, Virginia and one in Henrico County, Virginia.

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

In the fourth quarter of 2014 the Bank launched CordiaGrad, a private student loan refinancing program aimed at high-achieving graduates with student loans. On March 1, 2016, in order for Cordia to strategically focus on its core business of community banking, the Bank transferred certain assets and marketing arrangements related to CordiaGrad to a newly formed subsidiary and subsequently sold all of the subsidiary’s outstanding stock to Jack C. Zoeller for nominal consideration in return for Mr. Zoeller’s resignation as Cordia’s President and Chief Executive Officer, resignation from the board of both Cordia and the Bank and his agreement to relinquish all of his rights under his employment agreement with Cordia, including all salary and benefits. Mr. Zoeller’s unvested restricted stock and stock options vested in connection with the agreement. No loans were sold as part of the transaction and, as part of the transaction, the Bank agreed to provide certain transition and loan origination services to the new entity acquired by Mr. Zoeller through June 30, 2016.

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

On May 20, 2016, Cordia announced the signing of a definitive merger agreement with First-Citizens Bank & Trust Company (known as First Citizens Bank). The agreement has been approved by the boards of directors of both companies and the transaction is expected to close no later than the fourth quarter of 2016, pending the receipt of all required regulatory approvals, the approval of Cordia Bancorp shareholders, and the satisfaction of customary closing conditions. Under the terms of the agreement, cash consideration of $5.15 will be paid to the shareholders of Cordia Bancorp for each of their shares of Cordia Bancorp common stock.

Results of Operations – Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Net Income (Loss)

Consolidated net loss was $73 thousand for the quarter ended June 30, 2016 (the “2016 quarter”) compared to consolidated net income of $236 thousand for the quarter ended June 30, 2015 (the “2015 quarter”). Net interest income before provision increased in the 2016 quarter by $191 thousand from the 2015 quarter. The provision for loan losses was $14 thousand lower in the 2016 quarter. Noninterest income decreased in the 2016 quarter by $162 thousand, while noninterest expense increased $352 thousand compared to the 2015 quarter. Noninterest income in the 2016 quarter included net realized and unrealized losses on loans held for sale of $170 thousand. Noninterest expense in the 2015 quarter included the favorable reversal of the fair value discount related to the purchase of a Bank property and the termination of the related lease. This fair value discount was established when Cordia purchased BVA as a result of an existing lease being deemed unfavorable when compared to market rates for commercial real estate at that time. This $400 thousand fair value discount was allocated based on relative fair values of the purchased property and the remaining portion of the unfavorable portion of the lease, with $225 thousand recorded as a reduction to noninterest expense and $175 thousand recorded as a reduction to the basis of the bank property purchased. Before terminating the lease, this discount was being accreted as a reduction to the monthly rent expense.

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

Net interest income before the recovery of/provision for loan losses increased 8.9% or $191 thousand to $2.3 million for the 2016 quarter from $2.2 million for the 2015 quarter.

Interest income increased $328 thousand to $3.0 million during the 2016 quarter from $2.7 million for the 2015 quarter, due primarily to a 7.8% increase in total average earning assets, and a 14 basis point increase in the average yield on these assets.

Interest expense for the 2016 quarter was $700 thousand, compared to $563 thousand for the 2015 quarter. This increase of $137 thousand was due primarily to an increase in savings and money market and time deposits. The average balance of interest-bearing transaction accounts and savings accounts liabilities increased 31.6%, while the average balance of non-interest-bearing accounts increased 0.7%.

Net interest margin was 2.81% for the 2016 quarter and 2.79% for the 2015 quarter. Excluding the accretion of acquisition accounting adjustments, net interest margin was 2.80% for the 2016 quarter and 2.71% for the 2015 quarter.

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

	For the three months ended June 30,
(dollars in thousands)	2016			2015
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Earning Assets:
Loans held for investment (1)	$223,274	$2,351	4.24%	$223,286	$2,326	4.19%
Loans held for sale	19,820	239	4.85%	93	1
Securities	82,913	442	2.14%	72,391	383	2.13%
Federal Funds and deposits with Banks	8,979	11	0.49%	14,910	5	0.13%
Total earning assets	334,986	3,043	3.65%	310,680	2,715	3.51%
Allowance for loan losses	(870)			(1,082)
Other assets	18,616			17,841
Total	$352,732			$327,439
Interest-bearing liabilities:
Demand deposits	$22,865	$24	0.42%	$13,159	$9	0.28%
Savings and money market deposits	90,279	96	0.43%	72,838	55	0.30%
Time deposits	153,250	487	1.28%	152,718	406	1.07%
FHLB borrowings	30,000	93	1.25%	31,346	93	1.19%
Total interest-bearing liabilities	296,394	700	0.95%	270,061	563	0.84%
Non-interest-bearing demand deposits	28,802			28,641
Other liabilities	750			902
Stockholders' equity	26,786			27,835
Total	$352,732			$327,439

Net interest income		$2,343			$2,152
Net interest rate spread (2)			2.70%			2.67%
Net interest margin (3)			2.81%			2.79%

(1) Non-accrual loans are included in average balances outstanding, with no related interest income during non-accrual period.

(2) Represents the difference between the yield on earnings assets and cost of funds.

(3) Represents net interest income divided by average interest-earning assets.

Provision for Loan Losses

A provision of $49 thousand was recorded for the 2016 quarter compared to a provision of $63 thousand for the 2015 quarter. Loan growth offset by a decline in our historical loss percentage was the cause for the reduction of the allowance for loan losses from $990 thousand at June 30, 2015 to $915 thousand at June 30, 2016.

Non-interest Income (Loss)

Noninterest income (loss) for the 2016 quarter was a loss of $65 thousand, compared to $97 thousand income for the 2015 quarter. The change was due to the valuation loss on loans held for sale in the 2016 quarter primarily in connection with the sale of the CordiaGrad business.

The following table sets forth the principal components of non-interest income (loss) for the quarters ended June 30, 2016 and 2015

For the quarters ended June 30, (dollars in thousands)	2016	2015
Service charges on deposit accounts	$37	$30
Net gain on slae of "AFS" securities	-	-
Realized and unrealized gains (losses) on loans held for sale	(170)	14
Other income	68	53
Total non-interest income (loss)	$(65)	$97

Non-interest Expense

Noninterest expense increased $352 thousand, or 18.1%, to $2.3 million for the 2016 quarter from $2.0 million for the 2015 quarter. The increase was due primarily to a favorable reversal in the 2015 quarter of the fair value discount related to the purchase of a Bank property and the termination of the related lease. This fair value discount was established when Cordia purchased BVA as a result of an existing lease being deemed unfavorable when compared to market rates for commercial real estate at that time. This $400 thousand fair value discount was allocated based on relative fair values of the purchased property and the remaining portion of the unfavorable portion of the lease, with $225 thousand recorded as a reduction to noninterest expense and $175 thousand recorded as a reduction to the basis of the Bank property purchased. Also contributing to the increase was $200 thousand of merger related expenses incurred in the second quarter of 2016 in connection with our proposed business combination with First Citizens Bank.

The following table sets forth the primary components of non-interest expense for the quarters ended June 30, 2016 and 2015

For the quarters ended June 30, (dollars in thousands)	2016	2015
Salaries and employee benefits	$1,010	$1,082
Professional services	118	100
Merger related expenses	200	-
Occupancy	129	159
Reversal of occupancy fair value discount	-	(225)
Data processing and communications	225	206
FDIC assessment and bank fees	168	92
Bank franchise raxes	47	49
Student loan servicing fees and other loan expenses	125	208
Other real estate expenses	17	45
Supplies and equipment	68	70
Insurance	20	19
Director's fees	58	21
Marketing and business development	14	31
Other operating expenses	103	93
Total non-interest expense	$2,302	$1,950

Income Tax Expense

Under the provisions of the Internal Revenue Code, the Company has approximately $20.6 million of net operating loss carryforwards, which will expire if unused beginning in 2024 through 2034. As of June 30, 2016, deferred tax assets of $6.6 million have been fully reserved with a valuation allowance. It is estimated that all of the valuation allowance is available to be reversed if it is deemed more-likely-than-not that all of the deferred tax asset will be realized. Of the net operating losses that occurred prior to the change in control of BVA in December 2010 and of Cordia in April 2014, the amount of the loss carryforward available to offset taxable income is limited to approximately $254,000 per year for twenty years for BVA and zero for Cordia. Deferred tax assets related to net operating losses in excess of the amount realizable during the 20 year carryforward period have been written off.

Results of Operations – Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Net Income (Loss)

Consolidated net loss was $2.4 million for the six months ended June 30, 2016 (the “2016 period”) compared to consolidated net income of $587 thousand for the six months ended June 30, 2015 (the “2015 period”). Net interest income before provision increased in the 2016 period by $575 thousand from the 2015 period. The 2015 period included a recovery of the allowance for loan losses of $277 thousand compared to a provision of $147 thousand in the 2016 period. Noninterest income (loss) decreased in the 2016 period by $989 thousand due to the loss in the 2016 period on loans held for sale primarily in connection with the sale of the CordiaGrad business and a $114 net gain on the sale of available for sale securities for the 2015 period compared to no sales of securities in the 2016 period. Noninterest expense increased $2.1 million compared to the 2015 period. The significant increase in noninterest expense is the result of the loss on the sale of the Bank’s CordiaGrad business of $843 thousand and stock compensation related to the sale of the CordiaGrad business of $800 thousand. Noninterest expense in the 2015 period included the favorable reversal of the fair value discount related to the purchase of a Bank property and the termination of the related lease. This fair value discount was established when Cordia purchased BVA as a result of an existing lease being deemed unfavorable when compared to market rates for commercial real estate at that time. This $400 thousand fair value discount was allocated based on relative fair values of the purchased property and the remaining portion of the unfavorable portion of the lease, with $225 thousand recorded as a reduction to noninterest expense and $175 thousand recorded as a reduction to the basis of the Bank property purchased.

Net Interest Income

Net interest income before the recovery of/provision for loan losses increased 13.8% or $575 thousand to $4.7 million for the 2016 period from $4.2 million for the 2015 period.

Interest income increased $810 thousand to $6.1 million during the 2016 period from $5.3 million for the 2015 period, due primarily to a 9.1% increase in total average earning assets and 19 basis point increase in the average yield on these assets. Excluding the accretion of acquisition accounting adjustments, interest income on loans was $5.2 million for the 2016 period compared to. $4.4 million for the 2015 period. Interest expense for the 2016 period was $1.3 million, compared to $1.1 million for the 2015 period. This increase of $235 thousand was due primarily to an increase in saving and money market accounts and an 8 basis point increase in the average cost of interest bearing liabilities. The average balance of interest-bearing transaction and savings accounts increased 32.1%, while the average balance of non-interest-bearing accounts decreased 3.4%.

Net interest margin was 2.85% for the 2016 period and 2.73% for the 2015 period. Excluding the accretion of acquisition accounting adjustments, net interest margin was 2.83% for the 2016 period and 2.68% for the 2015 period with the 15 basis point increase primarily the result of a 19 basis point increase in the yield on interest earning assets offset by an increase of 8 basis points in the cost of deposits.

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

	For the six months ended June 30,
(dollars in thousands)	2016			2015
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Earning Assets:
Loans held for investment (1)	$235,369	$4,816	4.11%	$217,956	$4,507	4.16%
Loans held for sale	12,647	402	6.39%	158	3
Securities	78,236	840	2.16%	71,797	746	2.09%
Federal Funds and deposits with Banks	8,315	20	0.48%	16,692	12	0.14%
Total earning assets	334,567	6,078	3.65%	306,603	5,268	3.46%
Allowance for loan losses	(812)			(1,085)
Other assets	18,324			18,946
Total	$352,079			$324,464
Interest-bearing liabilities:
Demand deposits	$21,576	$42	0.39%	$13,420	$19	0.28%
Savings and money market deposits	90,103	187	0.42%	71,105	109	0.31%
Time deposits	153,963	924	1.21%	152,536	796	1.05%
FHLB borrowings	30,565	188	1.24%	30,069	182	1.22%
Total interest-bearing liabilities	296,207	1,341	0.91%	267,130	1,106	0.83%
Non-interest-bearing demand deposits	27,865			28,842
Other liabilities	732			897
Stockholders' equity	27,275			27,595
Total	$352,079			$324,464

Net interest income		$4,737			$4,162
Net interest rate spread (2)			2.74%			2.63%
Net interest margin (3)			2.85%			2.73%

(1) Non-accrual loans are included in average balances outstanding, with no related interest income during non-accrual period.

(2) Represents the difference between the yield on earnings assets and cost of funds.

(3) Represents net interest income divided by average interest-earning assets.

Recovery of/Provision for Loan Losses

A $147 thousand provision for loan losses for the 2016 period was recorded compared to a recovery of $277 thousand for the 2015 period. The change in the recovery/provision for loan losses was driven by net recoveries of $178 thousand in the 2015 period as compared to net charge-offs of $55 thousand in the 2016 period.

Non-interest Income

Non-interest income (loss) for the 2016 period was a loss of $679 thousand, compared to income of $310 thousand for the 2015 period. The decrease was primarily the result of an $883 thousand loss on loans held for sale primarily in connection with the sale of the CordiaGrad business. The 2015 period included $114 thousand net gain on the sale of available for sale securities versus no sales of available for sale securities in 2016.

The following table sets forth the principal components of non-interest income (loss) for the six months ended June 30, 2016 and 2015.

For the six months ended June 30, (dollars in thousands)	2016	2015
Service charges on deposit accounts	$68	$60
Net gain on sale of "AFS" securities	-	114
Realized and unrealized gains (losses) on loans held for sale	(883)	35
Other income	136	101
Total non-interest income (loss)	$(679)	$310

Non-interest Expense

Noninterest expense increased $2.1 million, or 51.3%, to $6.3 million for the 2016 period from $4.2 million for the 2015 period. The increase was due primarily to (1) an increase of $552 thousand in salaries and benefits due primarily to an $800 thousand stock compensation expense related to the sale of the Bank’s CordiaGrad business, (2) an $843 thousand loss on the sale of the CordiaGrad business and (3) merger related expenses of $200 thousand incurred in the 2016 period in connection with our proposed business combination with First Citizens Bank. The 2015 period includes the fair value discount related to the purchase of a Bank property and the termination of the related lease. This fair value discount was established when Cordia purchased BVA as a result of an existing lease being deemed unfavorable when compared to market rates for commercial real estate at that time. This $400 thousand fair value discount was allocated based on relative fair values of the purchased property and the remaining portion of the unfavorable portion of the lease, with $225 thousand recorded as a reduction to noninterest expense and $175 thousand recorded as a reduction to the basis of the Bank property purchased.

The following table sets forth the primary components of non-interest expense for the six months ended June 30, 2016 and 2015:

For the six months ended June 30, (dollars in thousands)	2016	2015
Salaries and employee benefits	$2,914	$2,362
Professional services	288	184
Merger related expenses	200	-
Occupancy	273	312
Reversal of occupancy fair value discount	-	(225)
Data processing and communications	471	404
FDIC assessment and bank fees	337	182
Bank franchise raxes	95	98
Student loan servicing fees and other loan expenses	292	354
Other real estate expenses	56	51
Supplies and equipment	141	143
Insurance	38	39
Director's fees	111	47
Marketing and business development	49	49
Loss on sale of subsidiary	843	-
Other operating expenses	191	162
Total non-interest expense	$6,299	$4,162

Financial Condition

Loans Held for Sale

Gains on sales of loans are recognized at the loan closing date and are included in noninterest income. The Company had no residential loans held for sale as of June 30, 2016 and $220 thousand of residential mortgage loans held for sale as December 31, 2015.

In the first quarter of 2016, the Company transferred $29.8 million of refinanced private student loans from loans held for investment to loans held for sale. $24.0 million of these loans were subsequently sold in the first quarter of 2016, servicing released. Those loans were carried at the lower of cost or fair value and net unrealized losses were recognized through a valuation allowance by charges to operations. The carrying amount of loans held for sale included principal balances, valuation allowances, and direct costs that are deferred at the time of origination. In the second quarter of 2016, the Company transferred the remaining loan balance of $30.3 million to loans held for investment. Included in this transfer was a valuation allowance of $409 thousand.

Loans

Loans represent the largest category of earning assets and typically provide higher yields than the other types of earning assets. Loans carry inherent credit and liquidity risks associated with the creditworthiness of our borrowers and general economic conditions. At June 30, 2016, total loans held for investment (net of reserves) were $250.5 million as compared to $245.2 million at December 31, 2015.

The following table sets forth the composition of the loan portfolio by category at the dates indicated.

	At June 30,		At December 31,
	2016		2015
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial Real Estate:
Acquisition, development and construction	$2,202	0.9%	$2,168	0.9%
Non-owner occupied	64,417	25.5%	58,044	23.6%
Owner occupied	40,197	16.0%	45,690	18.6%
Commercial and industrial	34,926	13.9%	34,819	14.1%
Guaranteed Student Loans	49,437	19.7%	53,847	21.9%
Consumer:
Residential mortgage	17,184	6.8%	18,140	7.4%
HELOC	11,957	4.8%	10,603	4.3%
Other	31,133	12.4%	22,722	9.2%
Total loans	251,453	100.0%	246,033	100.0%
Allowance for loan losses	(915)		(823)
Total loans, net of allowance for loan losses	$250,538		$245,210

The largest component of the loan portfolio is comprised of various types of commercial real estate loans. At June 30, 2016, commercial real estate loans totaled $106.8 million or 42.4% of the total portfolio. Guaranteed student loans totaled $49.4 million, commercial and industrial loans totaled $34.9 million and consumer loans, which were comprised principally of residential mortgage and home equity loans, totaled $60.3 million, of which single family residential mortgage loans totaled $17.1 million, home equity lines totaled $12.0 million and refinanced private student loans totaled $30.3 million. Residential real estate loans consisted of first and second mortgages on single or multi-family residential dwellings. Our loan portfolio also includes consumer lines of credit and installment loans.

Allowance for Loan Losses

At June 30, 2016, our allowance for loan losses (“ALLL”) was $915 thousand, or 0.36% of total loans outstanding and 55.0% of non-performing loans. ALLL was 0.47% of total loans outstanding less guaranteed student loans, purchased credit impaired loans and purchased portfolio. On June 30, 2016 a $409 thousand valuation allowance was transferred with the held for sale refinanced private student loans to held for investment. ALLL plus the valuation allowance was 0.64% of total loans outstanding less guaranteed student loans, purchased credit impaired loans, the purchased portfolio and the valuation allowance.

At December 31, 2015, our ALLL was $823 thousand, or 0.33% of total loans outstanding and 44.9% of non-performing loans. ALLL was 0.45% of total loans outstanding less guaranteed student loans, purchased credit impaired loans and purchased portfolio.

The Bank continues its emphasis on highly accurate risk rating processes, early detection of problem loans, accurate assessment of the extent of losses, declining historical loss experience and aggressive management of problem loans through restructures, refinancing to other institutions, or other means of mitigating potential losses

Management has developed policies and procedures for evaluating the overall quality of the loan portfolio, the timely identification of potential problem credits and impaired loans and the establishment of an appropriate ALLL. The acquired loan portfolio was originally recorded at fair value, which includes a credit mark-to-market, based on the acquisition method of accounting. Loans renewed (performing loans acquired) or originated since the date of our initial investment are evaluated and an appropriate ALLL is established. Any worsening of acquired impaired loans since the date of Cordia’s investment in BVA is evaluated for further impairment. Additional impairment on acquired impaired loans is recorded through the provision for loan losses. Any improvement in cash flows of acquired impaired loans is amortized as a yield adjustment over the remaining life of the loans. A fuller explanation may be found in the table under the caption “Loans With Deteriorated Credit Quality” regarding accretable and nonaccretable discount. Loan losses are charged against the allowance when management believes the uncollectability of a loan is confirmed, which decreases the balance of the allowance. Subsequent recoveries, if any, are credited back to the ALLL.

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

Changes affecting the ALLL for the six months ended June 30, 2016 and the year ended December 31, 2015, are summarized in the following table.

(dollars in thousands)	Six Months Ended June 30, 2016	Year Ended December 31, 2015
Allowance for loan losses at beginning of period	$823	$1,089

Provision for (recovery of) loan losses	147	(293)

Charge-offs:
Commercial real estate	-	(127)
Commercial and industrial	-	(109)
Guaranteed Student Loans	(13)	(331)
Consumer	(71)	(22)
Total charge-offs	(84)	(589)

Recoveries:
Commercial real estate	-	241
Commercial and industrial	25	361
Guaranteed Student Loans	-	-
Consumer	4	14
Total recoveries	29	616
Net recoveries/(charge-offs)	(55)	27
Allowance for loan losses at end of period	$915	$823

Allowance for loan losses to non-performing loans	55.0%	44.9%
Allowance for loan losses to total loans outstanding at end of period	0.36%	0.33%
Allowance for loan losses to total loans less guaranteed student loans, purchased credit impaired loans and purchased portfolio	0.47%	0.45%
Allowance for loan losses plus valuation allowance to total loans less guaranteed student loans, purchased credit impaired loans, purchased portfolio and the valuation allowance	0.64%	0.45%
Net recoveries/(charge-offs) to average loans during the period	-0.02%	0.01%

Included in the table below is the activity related to the portion of the ALLL for loans acquired with deteriorated credit quality. Because of the nature and limited number of these loans, they are individually evaluated for additional impairment on a quarterly basis. There was no allowance or activity related to these loans in the six months ended June 30, 2016. Activity related only to that portion of the ALLL is as follows:

(dollars in thousands)	Six Months Ended June 30, 2016	Year Ended December 31, 2015
Allowance for loan losses at beginning of period	$-	$90
Provision for loan losses	71	(438)

Charge-offs:
Commercial real estate	-	(127)
Commercial and industrial	-	-
Consumer	-	-
Total charge-offs	-	(127)

Recoveries:
Commercial real estate	-	232
Commercial and industrial	-	243
Consumer	-	-
Total charge-offs	-	475
Net charge-offs	-	348
Allowance for loan losses at end of period	$71	$-

The following table represents the allocation of the ALLL at the dates indicated. Notwithstanding these allocations, the entire allowance is available to absorb loan losses in any loan category.

	At June 30, 2016			At December 31, 2015
(dollars in thousands)	Amount	% of Allowance to total allowance	% of Loans in category to total loans	Amount	% of Allowance to total allowance	% of Loans in category to total loans
Commercial real estate	$515	56%	42%	$328	40%	43%
Commercial and industrial	170	19%	14%	112	13%	14%
Guaranteed Student Loans	45	5%	20%	47	6%	22%
Consumer	185	20%	24%	336	41%	21%
Total allowance for loan losses	$915	100%	100%	$823	100%	100%

Asset Quality

Risk Rating Process

On a quarterly basis, the process of estimating the ALLL begins with review of the risk rating assigned to individual loans. Through this process, loans graded substandard or worse are evaluated for impairment in accordance with ASC Topic 310 “Accounting by Creditors for Impairment of a Loan”. Refer to Note 6 of the Notes to the Condensed Consolidated Financial Statements for more detail.

The following is the distribution of loans by credit quality and class as of June 30, 2016 and December 31, 2015:

June 30, 2016 (dollars in thousands)	Commercial Real Estate					Consumer
Credit quality class	Acq-Dev Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
1 Highest quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
2 Above average quality	-	7,689	2,505	2,437	49,437	-	1,976	286	64,330
3 Satisfactory	1,328	32,974	16,150	25,893	-	11,548	6,246	30,797	124,936
4 Pass	212	22,422	19,217	6,076	-	5,438	2,785	50	56,200
5 Special mention	-	-	-	520	-	25	360	-	905
6 Substandard	121	-	381	-	-	38	232	-	772
7 Doubtful	-	-	-	-	-	-	-	-	-
	1,661	63,085	38,253	34,926	49,437	17,049	11,599	31,133	247,143
Loans acquired with deteriorating credit quality	541	1,332	1,944	-	-	135	358	-	4,310
Total loans	$2,202	$64,417	$40,197	$34,926	$49,437	$17,184	$11,957	$31,133	$251,453

December 31, 2015 (dollars in thousands)	Commercial Real Estate					Consumer
Credit quality class	Acq-Dev Construction	Non-owner Occupied	Owner Occupied	Commercial and Industrial	Guaranteed Student Loans	Residential Mortgage	HELOC	Other	Total
1 Highest quality	$-	$-	$-	$-	$-	$-	$-	$-	$-
2 Above average quality	-	7,772	3,285	1,876	53,847	-	1,063	396	68,239
3 Satisfactory	989	27,397	20,355	26,289	-	11,959	5,893	22,258	115,140
4 Pass	472	19,988	19,550	6,102	-	5,976	2,779	68	54,935
5 Special mention	-	1,510	-	547	-	27	269	-	2,353
6 Substandard	152	-	151	5	-	41	239	-	588
7 Doubtful	-	-	-	-	-	-	-	-	-
	1,613	56,667	43,341	34,819	53,847	18,003	10,243	22,722	241,255
Loans acquired with deteriorating credit quality	555	1,377	2,349	-	-	137	360	-	4,778
Total loans	$2,168	$58,044	$45,690	$34,819	$53,847	$18,140	$10,603	$22,722	$246,033

As shown in the tables above, substandard and doubtful loans were $772 thousand at June 30, 2016, or 0.3% of the total loan portfolio. This compares to $588 thousand, or 0.2% of the total loan portfolio at December 31, 2015. Special mention loans decreased $1.4 million from $2.4 million at December 31, 2015 to $905 thousand at June 30, 2016 and loans graded “pass” or better increased $7.2 million from $238.3 million at December 31, 2015 to $245.5 million at June 30, 2016. Loans acquired by Cordia in December 2010 with deteriorating credit quality have declined $468 thousand from $4.8 million at December 31, 2015 to $4.3 million at June 30, 2016.

The Bank has continued to employ a third party loan review firm for annual reviews and periodic special assignments.  The most recent review was completed in May 2015. The scope of the 2015 loan file review totaled approximately 75% of the Bank’s exposure and included the following:

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

Nonperforming assets totaled $3.5 million, or 1.0% of total assets, at June 30, 2016 and were comprised of non-accrual loans of $1.6 million and real estate owned of $1.9 million. The balance of nonperforming assets at December 31, 2015 was $3.7 million or 1.1% of total assets.

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

A summary of nonperforming assets, including troubled debt restructurings, as of the dates indicated follows:

(dollars in thousands)	Quarter ended June 30, 2016	Year ended December 31, 2015
Non-accrual troubled debt restructurings	$381	$-
Other non-accrual loans	1,283	1,834
Total non-accrual loans	1,664	1,834
Other real estate owned	1,885	1,870
Total non-performing assets	$3,549	$3,704

Total non-accrual loans to total loans	0.66%	0.75%
Total non-performing loans to total assets	0.47%	0.53%
Total non-performing assets to total assets	1.00%	1.06%

Accruing troubled debt restructurings	$-	$-

Total loans	$251,453	$246,033
Total assets	$353,756	$348,490

Loans With Deteriorated Credit Quality

In the acquisition of BVA certain loans were acquired which showed evidence of deterioration in credit quality. These loans are accounted for under the guidance of ASC 310-30. Information related to these loans as of the dates indicated is provided in the following table.

(dollars in thousands)	June 30, 2016	December 31, 2015
Contract principal balance	$4,310	$4,779
Accretable discount	-	(1)
Nonaccretable discount	-	-
Book value of loans	$4,310	$4,778

Investment Securities

Our investment portfolio consists of U.S. agency debt and agency guaranteed mortgage-backed securities. Our investment security portfolio includes securities classified as available for sale as well as securities classified as held to maturity. The total securities portfolio (excluding restricted securities) was $78.8 million at June 30, 2016 as compared to $71.7 million at December 31, 2015. At June 30, 2016, the securities portfolio consisted of $42.9 million of securities available for sale and $35.9 million of securities held to maturity.

The table below presents the amortized cost, gross unrealized gains and losses, and fair value of securities available for sale at June 30, 2016 and December 31, 2015.

	June 30, 2016
	Amortized	Gross Unrealized
(dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government agencies	$1,944	$12	$(6)	$1,950
Agency guaranteed mortgage-backed securities	40,789	222	(51)	40,960
Total	$42,733	$234	$(57)	$42,910

	December 31, 2015
	Amortized	Gross Unrealized
(dollars in thousands)	Cost	Gains	Losses	Fair Value
U.S. Government agencies	$2,144	$5	$(10)	$2,139
Agency guaranteed mortgage-backed securities	44,529	3	(451)	44,081
Total	$46,673	$8	$(461)	$46,220

The table below presents the carry value, gross unrealized gains and losses, and fair value of securities held to maturity at June 30, 2016 and December 31, 2015.

	June 30, 2016
	Amortized	Gross Unrealized
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Agency guaranteed mortgage-backed securities	$35,864	$579	$(32)	$36,411

	December 31, 2015
	Amortized	Gross Unrealized
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Agency guaranteed mortgage-backed securities	$25,500	$230	$(36)	$25,694

Deposits and Other Interest-Bearing Liabilities

At June 30, 2016 and December 31, 2015, total deposits were $296.1 million and $290.0 million, respectively. Core deposits, which by FDIC guidelines exclude certificates of deposit of $250,000 or more and insured brokered deposits, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits were $231.9 million at June 30, 2016, or 78.3% of total deposits, compared to $201.8 million at December 31, 2015, or 69.6% of total deposits. Deposits, including core deposits, have been the primary source of funding and have enabled us to successfully meet both our short-term and long-term liquidity needs. During the six months ended June 30, 2016, transaction accounts increased $3.9 million, or 8.1%, while money market and savings deposits increased $3.4 million, or 3.8%. Time deposits decreased by $1.3 million during the first six months of 2016. Our loan-to-deposit ratio was 84.9% at both June 30, 2016 and December 31, 2015.

The following table sets forth our deposits by category at the dates indicated.

	June 30, 2016		December 31, 2015
(dollars in thousands)	Amount	Percent	Amount	Percent
Non-interest bearing demand accounts	$29,293	10%	$28,969	11%
NOW accounts	22,598	8%	19,012	7%
Savings and money market accounts	91,417	31%	88,045	30%
Times deposits - less than $100,000	51,749	17%	48,032	16%
Times deposits - $100,000 or more	101,005	34%	105,986	36%
Total	$296,062	100%	$290,044	100%

At June 30, 2016, 32.8% of our time deposits over $100,000 had maturities within twelve months. Large certificate of deposit customers tend to be more sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes in comparison to core deposits.

The maturity distribution of our time deposits of $100,000 or more and other time deposits at June 30, 2016, is set forth in the following table:

	June 30, 2016
(dollars in thousands)	Time deposits of less than $100K	Time deposits of $100K and greater	Total
Months to maturity:
Three months or less	$6,986	$10,953	$17,939
Over three months to twelve months	18,599	22,139	40,738
Over twelve months to three years	15,610	49,403	65,013
Over three years	10,554	18,510	29,064
Total	$51,749	$101,005	$152,754

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

BVA’s deposit base was $296.1 million and $290.0 million at June 30, 2016 and December 31, 2015, respectively. Savings and money market accounts grew 3.8% from $88.0 million at December 31, 2015 to $91.4 million at June 30, 2016. Time deposits in excess of $100,000 declined 4.7% from $106.0 million at December 31, 2015 to $101.0 million at June 30, 2016.

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

Borrowings

As of June 30, 2016, BVA had a total of $22.5 million committed repo lines with correspondent banks through which borrowings could be made against the pledge of marketable securities subject to mark-to-market valuations and standard collateral borrowing ratios. These lines were unused in 2015 and during the six months ended June 30, 2016 and remain fully available. BVA also maintains $4.5 million in unsecured lines of credit with other correspondent banks that were available for direct borrowings or Federal Funds purchased.

BVA is a member of the Federal Home Loan Bank of Atlanta (FHLB), which provides access to additional lines of credit and other products offered by the FHLB. These borrowings are largely secured by BVA’s loan portfolio. The FHLB maintains a blanket security agreement on qualifying collateral. As of June 30, 2016 and December 31, 2015, BVA had $30.0 million in secured borrowings outstanding with the FHLB against pledged eligible mortgage loan collateral and investment securities, at average interest rates of 1.24% for both dates. As of June 30, 2016, BVA had a total credit availability of $39.6 million at the FHLB which could be accessed through pledging a combination of eligible mortgage loan collateral and investment securities. The FHLB offers a variety of floating and fixed rate loans at terms ranging from overnight to 20 years; therefore, BVA can match borrowings to loan programs mitigating interest rate risk.

Liquidity Contingency Plan

Historically BVA has maintained both a retail branch-based and an asset-based liquidity strategy. BVA strives to follow regulatory guidance in the management of liquidity risk and has established a Board-approved Contingency Funding Plan (CFP) that prescribes liquidity risk limits and guidelines and includes pro forma cash flow analyses of BVA’s sources and uses of funds under various liquidity scenarios. BVA’s CFP includes funding alternatives that can be implemented if access to normal funding sources is reduced.

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

Quantitative measures established by regulation to ensure capital adequacy require financial institutions to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). At June 30, 2016 and December 31, 2015, BVA met all capital adequacy requirements to which it was subject. BVA is also required to maintain capital at a minimum level as a proportion of quarterly average assets, which is known as the leverage ratio. The minimum levels to be considered well-capitalized are 5% for tier 1 leverage ratio, 6.5% for common equity tier 1 capital ratio, 8% for tier 1 risk-based capital ratio, and 10% for total risk-based capital ratio.

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

	Minimum Requirements
(dollars in thousands)	Well Capitalized	Adequately Capitalized	June 30, 2016	December 31, 2015
Tier 1 capital			$26,253	$27,457
Tier 2 capital			915	823
Total qualifying capital			$27,168	$28,280
Total risk-adjusted assets			$222,677	$210,519

Tier 1 leverage ratio	5.625%	4.625%	7.44%	7.82%
Common equity tier 1 capital ratio	7.125%	5.125%	11.79%	13.04%
Tier 1 risk-based capital ratio	8.625%	6.625%	11.79%	13.04%
Total risk-based capital ratio	10.625%	8.625%	12.20%	13.43%

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

Application of a 200 basis point rate increase would result in a 5.3% increase in net interest income at June 30, 2016, as compared to a 2.6% increase at December 31, 2015. A 200 basis point rate increase would result in the depreciation of the Bank’s equity value by 5.5% at June 30, 2016, compared to 9.2% depreciation at December 31, 2015.

Off-Balance Sheet Risk/Commitments and Contingencies

Through our operations, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2016, we had issued commitments to extend credit of $19.8 million through various types of commercial lending arrangements. The majority of these commitments to extend credit had variable rates.

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

Management is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15 (f) under the Exchange Act). There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceeding

Periodically, there have been various claims and lawsuits against us incident to our business. We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 23, 2016. Except as set forth below, as of June 30, 2016, the risk factors of the Company have not materially changed from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2015.

We will be subject to business uncertainties while our previously announced merger with First-Citizens Bank & Trust Company is pending, which could adversely affect our business.

Uncertainty about the effect of our proposed merger with First-Citizens Bank & Trust Company on employees and customers may have an adverse effect on us, and, consequently, the combined company. Although we intend to take steps to reduce any adverse effects, these uncertainties may impair our ability to attract, retain and motivate key personnel until the merger is consummated and for a period of time thereafter, and could cause customers and others that deal with us to seek to change their existing business relationships with us. Our employee retention may be particularly challenging during the pendency of the merger, as employees may experience uncertainty about their roles with the combined company following the merger.

Completion of our previously announced merger with First-Citizens Bank & Trust Company is subject to certain conditions, and if these conditions are not satisfied or waived, the Merger will not be completed.

The obligations of First-Citizens Bank & Trust Company and us to complete the merger are subject to satisfaction or waiver (if permitted) of a number of conditions. The satisfaction of all the required conditions could delay the completion of the merger for a significant period of time or prevent it from occurring. Any delay in completing the merger could cause the combined company not to realize some or all of the benefits that the combined company expects to achieve if the merger is successfully completed within its expected timeframe. Further, there can be no assurance that the conditions to the closing of the merger will be satisfied or waived or that the merger will be completed.

Failure to complete our previously announced merger with First-Citizens Bank & Trust Company could negatively impact our stock price and our future business and financial results.

If our proposed merger with First-Citizens Bank & Trust Company is not completed for any reason, including as a result of our stockholders failing to approve the merger or other transactions contemplated by the related merger agreement, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the merger, we would be subject to a number of risks, including the following:

•	We may be required, under certain circumstances, to pay a termination fee to First-Citizens Bank & Trust Company;

•	We are subject to certain restrictions on the conduct of our business prior to completing the merger, which may adversely affect our abilities to execute certain of our business strategies;

•	We may experience negative reactions from the financial markets, including negative impacts on our stock prices or from our customers, regulators, and employees;

•	We have incurred and will continue to incur certain costs and fees associated with the merger and other transactions contemplated by the merger agreement;

•	Matters relating to the merger (including integration planning) may require substantial commitments of time and resources by our management, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us as an independent company.

In addition, we could be subject to litigation related to any failure to complete the merger or related to any enforcement proceeding commenced against us to perform our obligations under the merger agreement. If the merger is not completed, these risks may materialize and may adversely affect our business, financial condition, financial results and stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 20, 2015, Cordia announced that it had authorized a stock repurchase program to acquire up to $500,000 of the Company’s outstanding common stock. Repurchases were conducted through open market purchases or through privately negotiated transactions and made from time to time depending on market conditions and other factors. As of June 30, 2016, the Company had repurchased 21,200 shares.

Cordia did not repurchase any shares of its common stock during the second quarter of 2016.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit

2.1	Agreement and Plan of Merger, dated as of May 19, 2016, by and among Cordia Bancorp Inc., Bank of Virginia, First-Citizens Bank & Trust Company and FC Merger Subsidiary I, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 20, 2016)
10.1	Form of Support Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 20, 2016)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Acting Chief Financial Officer and Principal Financial Officer
32	Section 1350 Certification
101.1	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL(Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORDIA BANCORP INC.

August 4, 2016	/s/ O.R. (Ed) Barham, Jr.
O.R. (Ed) Barham, Jr.
President and Chief Executive Officer

August 4, 2016	/s/ Mark Severson
Mark Severson
Chief Financial Officer

